Form 10-Q
period 2018-06-30
Provention Bio, Inc.
filed 2018-08-13
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38552

PROVENTION BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5245912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 666, Oldwick, New Jersey 08858

(Address of registrant’s principal executive offices)

(908) 336-0360

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of the close of business on August 9, 2018, 37,351,562 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended June 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our ability, or that of our third-party manufacturers, to manufacture GMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to attract and retain key executives and medical and scientific personnel;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations, or CROs, to conduct our clinical trials;

●	our ability to maintain or protect the validity of our licensed patents and other intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (unaudited)

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,209	$21,834
Prepaid expenses and other current assets	2,027	594
Total assets	$12,236	$22,428
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$887	$459
Accrued expenses	806	819
Total current liabilities	1,693	1,278

Warrant liability	1,301	998
Total liabilities	2,994	2,276

Commitments and Contingencies (Note 4)

Series A Convertible Redeemable Preferred Stock, $0.0001 Par Value:
Series A Convertible Redeemable Preferred Stock, Authorized shares: 13,000,000; Issued and outstanding shares: 11,381,999; Liquidation preference of $28,455	26,436	26,185

Stockholders’ deficit:
Common stock, $0.0001 par value; Authorized shares: 50,000,000; Issued and outstanding shares: 10,000,000	1	1
Additional paid-in capital	7,505	3,264
Accumulated deficit	(24,700)	(9,298)
Total stockholders’ deficit	(17,194)	(6,033)
Total liabilities, preferred stock and stockholders’ deficit	$12,236	$22,428

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,161	$3,731	$13,544	$3,731
General and administrative	1,004	256	1,657	299
Total operating expenses	10,165	3,987	15,201	4,030

Operating loss	(10,165)	(3,987)	(15,201)	(4,030)

Other income (expense):
Interest income	45	30	102	30
Change in fair value of warrant liability	(219)	(86)	(303)	(86)
Other income (expense), net	(174)	(56)	(201)	(56)

Net loss	$(10,339)	$(4,043)	$(15,402)	$(4,086)
Accretion on Series A Convertible Redeemable Preferred Stock	(126)	(90)	(251)	(90)
Net loss attributable to common stockholders	$(10,465)	$(4,133)	$(15,653)	$(4,176)

Net loss per common share, basic and diluted	$(1.05)	$(0.44)	$(1.57)	$(0.48)
Weighted average common share outstanding, basic and diluted	10,000	9,473	10,000	8,740

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(15,402)	$(4,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	514	58
Stock-based consideration in connection with acquisition of product rights (Note 4)	3,978	3,400
Change in fair value of warrant liability	303	86

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(752)	74
Accounts payable	428	89
Accrued expenses	(13)	(230)
Net cash used in operating activities	(10,944)	(609)

Financing activities
Deferred financing costs related to initial public offering (completed in July 2018)	(681)	—
Proceeds from issuance of Series A Convertible Redeemable Preferred Stock, net	—	26,714
Proceeds from issuance of common stock	—	1
Net cash (used in) provided by financing activities	(681)	26,715

Net (decrease) increase in cash and cash equivalents	(11,625)	26,106
Cash and cash equivalents at beginning of period	21,834	—
Cash and cash equivalents at end of period	$10,209	$26,106

Supplemental disclosure of non-cash financing transactions:
Fair value of warrant issued in connection with Series A Convertible Redeemable Preferred Stock	$—	$873
Accretion of Series A Convertible Redeemable Preferred Stock	$(251)	$(90)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTON OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”) was incorporated on October 4, 2016 under the laws of the State of Delaware. The Company is a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and solutions to intercept and prevent immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Basis of Presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) on the same basis as the audited financial statements for the year ended December 31, 2017. The accompanying unaudited interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The unaudited interim condensed results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These interim financial statements should be read in conjunction with the 2017 audited annual financial statements and notes thereto in the prospectus dated July 3, 2018 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on July 17, 2018 (the “Prospectus”).

2. LIQUIDITY

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2018, the Company had an accumulated deficit of $24.7 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock and its initial public offering (“IPO”), which closed on July 19, 2018.

In April 2017, the Company completed its private placement of Series A Convertible Redeemable Preferred Stock. The Company issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. The Company received net proceeds of $26.7 million.

In July 2018, the Company issued and sold an aggregate of 15,969,563 shares of common stock in its IPO at a public offering price of $4.00 per share. In connection with the IPO, the Company issued to MDB Capital Group, LLC, (“MDB”), the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. The Company received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the Company’s shares of convertible redeemable preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of the Company’s common stock.

The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative organization. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company intends to raise capital through public or private equity financings. The sale of equity and other securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s existing shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned operations.

Based on the Company’s business plans, management believes that it has sufficient cash on hand to meet the Company’s obligations for at least the next twelve months from the issuance date of these financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of estimates

The process of preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur.

Cash, cash equivalents and concentration of credit risk

The Company considers only those investments which are highly liquid, readily convertible to cash, or that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months.

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large high rated financial institutions.

Financial instruments

The carrying amounts reported in the balance sheet for accrued expenses approximate fair value based on the short-term nature of these instruments.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment, which is developing and commercializing novel therapeutics and solutions to intercept and prevent immune-mediated diseases. As of June 30, 2018, all of the Company’s assets were located in the United States.

Net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considers the Series A Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Preferred Stock. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. In periods with net income attributable to common stockholders, the Company would allocate net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method.

Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods presented since the effect of potentially dilutive securities are anti-dilutive given the net loss of the Company.

Research and development expenses

Research and development expenses are expensed as incurred, including costs to license intellectual property that is an in-process research and development asset with no alternative future use.

Accrued expenses

The Company is required to estimate accrued expenses as part of the process of preparing financial statements. This process involves estimating the level of service performed on behalf of the Company and the associated cost incurred in instances where the Company has not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations. The Company accrues for costs incurred as the services are being provided by external service providers. As actual costs become known, the Company adjusts its accruals. To date, the amount of services performed where the Company has not yet been invoiced has not been material and the estimates did not differ significantly from actual costs incurred.

Stock-based compensation expense

The Company recognizes stock-based compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company also grants performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. The Company accounts for actual forfeitures in the period the forfeiture occurs.

The Company accounts for awards of equity instruments issued to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete, which is normally the end of the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using updated assumption inputs in the Black-Scholes option-pricing model.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statements of Operations.

Warrant liability

The Company has issued warrants to purchase shares of Series A Convertible Redeemable Preferred Stock in connection with the issuance of the Series A Preferred Stock. The Company accounts for these warrants as a liability in the financial statements because the underlying instrument into which the warrants are exercisable contains redemption provisions that are outside the Company’s control.

The fair value of the warrants was determined using the Black-Scholes option-pricing model. The warrants are re-measured to fair value at each financial reporting period with any changes in fair value being recognized in the statements of operations.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock automatically became warrants for the purchase of 558,740 shares of the Company’s common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

Income taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is not more likely than not that the tax benefit from the deferred tax assets will be realized. Accordingly, the Company provided a valuation allowance equal to 100% of the tax benefit in order to eliminate the deferred tax assets amounts. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of June 30, 2018 and December 31, 2017.

The Company’s policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income tax provision (benefit) in the Statements of Comprehensive Loss.

In December 2017, the US government enacted comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, indefinite NOL carryforwards subject to an 80% limitation, and eliminating or reducing certain income tax deductions.

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

The Tax Act did not have a material impact on the Company’s financial statements since its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any off-shore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. The provisional amounts disclosed in our footnotes were based on the Company’s present interpretations of the Tax Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full Fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings which are held in cash or other assets and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on the Company’s financial statements and related disclosures if and when the Company enters into a lease agreement.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

4. LICENSE AND OTHER AGREEMENTS

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the three and six months ended June 30, 2017. Provention will pay Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of June 30, 2018, the Company has not achieved any milestones that would trigger payments to Vactech.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Pharmaceutica NV (the “CSF-1R License Agreement”), pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (“CSF-1R”) inhibitor for inflammatory bowel diseases including Crohn’s Disease and ulcerative colitis (“UC”). The Company is obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s Disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with the Company and it will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by Provention without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach, and expires upon the expiration of Provention’s last obligation to make royalty payments to Janssen. As of June 30, 2018, the Company has not achieved any milestones that would trigger payments to Janssen.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Sciences Ireland UC (the “TLR3 License Agreement”), pursuant to which Janssen Sciences Ireland UC granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-TLR3 antibody. the Company will develop PRV-300 for UC and will start a Phase 1b trial in early 2018. Janssen will supply product for the clinical trial. The Company is obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. Provention is obligated to use commercially reasonable efforts to develop and market TLR3. The TLR3 License Agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party, and expires upon the expiration of the Company’s last obligation to make royalty payments to Janssen. As of June 30, 2018, the Company has not achieved any milestones that would trigger payments to Janssen.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (“CVB”), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10.0 million euros, or approximately $12.5 million, for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2018, the Company had paid Intravacc a total of approximately 3.0 million euros for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, the Company entered into a License Agreement with MacroGenics, Inc. (the “MacroGenics License Agreement”), pursuant to which MacroGenics, Inc. (“MacroGenics”) granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. The Company is obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that the Company challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Also in May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (“T1D”). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to pay MacroGenics contingent milestone payments totaling $170 million upon the achievement of certain regulatory approval milestones. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company is assuming pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

As of June 30, 2018, the Company has not achieved any milestones that would trigger payments to MacroGenics.

The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense for the three and six months ended June 30, 2018.

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. The fair values of these instruments are determined using models based on inputs that require management judgment and estimates.

The fair value of the warrants issued to MacroGenics were measured at issuance on May 7, 2018 using the Black-Scholes option pricing model based on the following assumptions:

Fair value of common stock on May 7, 2018	$2.58
Exercise Price	$2.50
Expected volatility	62.0%
Expected dividends	—
Contractual term (in years)	7.0
Risk-free interest rate	2.86%

5. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss, basic	$(10,339)	$(4,043)	$(15,402)	$(4,086)
Accretion of Series A Convertible Redeemable Preferred Stock	(126)	(90)	(251)	(90)
Net loss attributable to common shareholders	$(10,465)	$(4,133)	$(15,653)	$(4,176)

Weighted average shares of common stock outstanding - basic and diluted	10,000	9,473	10,000	8,740
Net loss per share of common stock, basic and diluted	$(1.05)	$(0.44)	$(1.57)	$(0.48)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Series A Convertible Redeemable Preferred Stock	11,382	11,382	11,382	11,382
Warrants	2,991	559	2,991	559
Stock options	2,656	1,083	2,656	1,083

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017

Accrued professional fees	$542	$48
Accrued clinical trial costs	52	351
Accrued compensation	152	230
Other accrued liabilities	60	190
Total accrued expenses	$806	$819

7. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term nature of these items.

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company had no assets or liabilities classified as Level 1 or Level 2. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 8) are classified as Level 3. There were no non-recurring measurements of fair value during the six months ended June 30, 2018 with respect to assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2018
Financial Instruments Carried at Fair Value
Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$1,301	$1,301

December 31, 2017
Financial Instruments Carried at Fair Value
Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$998	$998

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

Balance at December 31, 2017	$998
Change in fair value during the period	303
Balance at June 30, 2018	$1,301

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. The fair values of these instruments are determined using models based on inputs that require management judgment and estimates.

The warrant liability was measured at June 30, 2018 and December 31, 2017 using the Black-Scholes option-pricing model based on the following assumptions:

	As of
	June 30, 2018	December 31, 2017

Fair Value of Series A Convertible Redeemable Preferred Stock	$3.55	$2.93
Risk-free interest rate	2.73%	2.26%
Expected dividend yield	—%	—%
Contractual term (in years)	5.8	6.3
Expected volatility	62.0%	59.0%

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of the Company’s common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

8. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which 13,000,000 shares were designated Series A Preferred Stock as of June 30, 2018 and December 31, 2017.

In April 2017, the Company issued 11,381,999 shares of Series A Convertible Redeemable Preferred Stock for $2.50 per share which raised gross proceeds of $28.5 million and net cash proceeds of $26.7 million after deducting certain issuance costs including warrants. The Company classified the Series A Convertible Redeemable Preferred Stock outside of permanent equity based upon the terms of the instrument as described below. See Note 11 for a description of the warrants issued to the placement agent in connection with this transaction.

In connection with the closing of the Company’s IPO in July 2018, all of the Company’s shares of convertible redeemable preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock.

9. COMMON STOCK

As of June 30, 2018, the Company had authorized 50,000,000 shares of Common Stock, $0.0001 par value per share, of which 10,000,000 shares were issued and outstanding as of June 30, 2018 and December 31, 2017.

In April 2017, the Company issued 2,000,000 shares of common stock to Vactech in consideration for the Vactech License Agreement. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense during the three months ended June 30, 2017.

In connection with the completion of the Company’s IPO, on July 19, 2018, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of capital stock available for issuance. As of July 19, 2018, the Company had 125,000,000 shares of capital stock authorized under its Amended and Restated Certificate of Incorporation, consisting of 100,000,000 shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s authorized but unissued shares of common stock and preferred stock are available for issuance without further action by the Company’s stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded in the future.

In July 2018, the Company issued and sold an aggregate of 15,969,563 shares of common stock in its IPO at a public offering price of $4.00 per share. In connection with the IPO, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. The Company received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the Company’s shares of convertible redeemable preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock.

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of June 30, 2018, there were options to purchase an aggregate of 2,656,435 shares of Common Stock outstanding under the 2017 Plan and there were 1,212,989 shares available for future grants. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

In connection with the completion of its IPO, the Company amended and restated its 2017 Plan to, among other things, include an evergreen provision, which would automatically increase the number of shares available for issuance under the 2017 Plan in an amount equal to the difference between (x) 18% of the total shares of the Company’s common stock outstanding, on a fully diluted basis, on December 31st of the preceding calendar year, and (y) the total number of shares of the Company’s common stock reserved under the 2017 Plan on December 31st of such preceding calendar year.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$287	$29	$341	$29
General and administrative	128	29	173	29
Total share-based compensation expense	$415	$58	$514	$58

Option activity

The Company grants options with a service-based vesting requirement and also granted options with a performance-based vesting requirement. The service-based component vests over a four-year period in multiple tranches. Each tranche of the performance-based component vests upon the achievement of a specific milestone. These milestones are related to the Company’s clinical trials, completion of an initial public offering, and certain other performance metrics.

A summary of option activity for the three months ended June 30, 2018 are presented below:

		Weighted-	Weighted-
		Average	Average
	Underlying	Exercise	Remaining	Intrinsic
Stock Option Awards	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2017	2,708	$2.50
Granted	25	$2.50
Exercised	—	—
Forfeited or expired	(77)	$2.50
Outstanding at June 30, 2018	2,656	$2.50	9.1 years	$2,205
Exercisable at June 30, 2018	541	$2.50	9.0 years	$449
Vested and expected to vest at June 30, 2018	1,955	$2.50	9.0 years	$1,622

The weighted average grant-date fair value of options granted during the six months ended June 30, 2018 was $1.37 per share. As of June 30, 2018, there were approximately 702,000 unvested options subject to performance-based vesting criteria with approximately $0.9 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of June 30, 2018, there were approximately 1,716,000 options outstanding subject to time-based vesting with approximately $1.2 million of unrecognized compensation expense which will be recognized over a period of 2.8 years. Of the options outstanding, there were approximately 75,000 options with time-based vesting issued to non-employees and outstanding as of June 30, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended
	June 30, 2018	June 30, 2017

Exercise Price	$2.50	$2.50
Expected volatility	62.0%	61.0%
Expected dividends	—	—
Expected term (in years)	5.7	6.1
Risk-free interest rate	2.60%	2.80%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven year term. The underlying instrument into which the warrants are exercisable contains redemption provisions that are outside the Company’s control. Accordingly, these warrants were considered liabilities and at issuance, the fair value of $0.9 million was recorded as a warrant liability against a reduction to the proceeds from the issuance of the Series A Convertible Redeemable Preferred Stock. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock.

As discussed in Note 7, to value the warrant liability, the Company used the Black-Scholes option-pricing model that considers, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating the fair value of the warrants. The increase in the fair value of the warrant liability to $1.3 million at June 30, 2018 from December 31, 2017 was $0.3 million and was recognized in the Condensed Statements of Operations as a change in the fair value of a warrant liability.

In May 2018, in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement, the Company issued warrants to MacroGenics to purchase 2,432,688 shares of the Company’s common stock at an exercise price of $2.50 per share. These warrants have a seven-year term.

In July 2018, in connection with the Company’s completion of IPO, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share.

12. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for the period presented, and the Company has provided a full valuation allowance against its deferred tax assets.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, a change in the treatment of operating loss carryforwards as well as other changes. As a result of enactment of the legislation, the Company anticipates a one-time change to its deferred tax assets and related valuation allowance. As the Company has a full valuation allowance such change is not expected to impact the Company’s results of operations or financial position. The Company is continuing to evaluate the impact the new legislation will have on its financial statements. At this time the Company has not completed its evaluation.

13. SUBSEQUENT EVENTS

In July 2018, the Company closed its IPO of 15,969,563 shares of common stock at a price of $4.00 per share. In July 2018, in connection with the Company’s completion of IPO, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. The net proceeds to the Company were $59.3 million, after deducting underwriters’ commissions and other offering expenses. In connection with the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of the Company’s common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

In connection with the completion of the Company’s initial public offering, on July 19, 2018, the Company amended and restated its amended and restated certificate of incorporation. As of July 19, 2018, the Company had 125,000,000 shares of capital stock authorized under its Amended and Restated Certificate of Incorporation, consisting of 100,000,000 shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s authorized but unissued shares of common stock and preferred stock are available for issuance without further action by the Company’s stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in the prospectus dated July 3, 2018 that forms a part of our Registration Statement on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on July 17, 2018 (the “Prospectus”) . This discussion and analysis includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and solutions aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

We have not generated any revenue to date and through June 30, 2018, we had an accumulated deficit of $24.7 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017 and our initial public offering, or IPO, which closed on July 19, 2018.

In April 2017, we completed our private placement of Series A Convertible Redeemable Preferred Stock. We issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. We received net proceeds of $26.7 million.

In July 2018, we issued and sold an aggregate of 15,969,563 shares of common stock in our IPO at a public offering price of $4.00 per share. In connection with the IPO, we issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. We received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the IPO were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of our common stock.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with clinical trials and other development activities. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

Our Focus and Pipeline

Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. In addition to directly damaging tissues and organs, an infection can sometimes result in a potentially fatal acute pathological immune reaction. In such instances, a patient’s life is at risk primarily from the excessive immune response and release of toxic immune mediators. When patients have the requisite genetic predisposition, infections can sometimes also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. These sustained responses have been linked to an increased susceptibility to chronic conditions like inflammatory bowel disease, diabetes, cancer, and certain neurological disorders.

Provention’s “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Provention’s pipeline includes:

●	PRV-031: a humanized, anti-CD 3 monoclonal antibody for the interception of T1D in pediatric patients with early onset T1D;

●	PRV-6527: Inhibiting the differentiation and activation of antigen-presenting cells that trigger chronic inflammatory responses (e.g., development of a CSF-1R inhibitor to prevent progression or relapse in Crohn’s disease);

●	PRV-300: Blocking key receptors participating in danger signals from viral infections and damaged cells that result in acute exacerbations of inflammatory response or the potential chronicity of downstream pathologies (e.g., development of an anti-TLR3 antibody to prevent the life-threatening release of toxic inflammatory mediators in severe influenza or chronic inflammation in UC);

●	PRV-3279: a humanized dual-affinity re-targeting molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE); and

●	PRV-101: Preventing infection from causing the collateral damage to tissue that triggers autoimmunity (e.g., development of a coxsackie virus B vaccine to prevent infection of the pancreas resulting in T1D, and to prevent infection of the gut resulting in T1D-associated celiac disease).

Provention intends to leverage its distinctive competences and drug development strategy; advance its carefully selected portfolio of product candidates; in-license additional targeted development assets, and apply its disease interception and prevention approach to multiple autoimmune and inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, other internal operating expenses, the cost of our drug candidate for clinical study, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of stock issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our development efforts from inception through June 30, 2018 were principally related to the acquisition and development of our five programs detailed in the Pipeline description immediately above.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive and finance and accounting functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We anticipate that we will incur increased general and administrative expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the re-measurement of our liability classified warrants using the Black-Scholes option-pricing model at each financial reporting period. The fair value is affected by changes in inputs to the model including the fair value of our Series A Convertible Redeemable Preferred Stock, expected stock price volatility, the estimated term until exercise, and the risk-free interest rate.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$9,161	$3,731	$5,430
General and administrative	1,004	256	748
Total operating expenses	10,165	3,987	6,178
Operating loss	(10,165)	(3,987)	6,178
Other income (expense):
Interest income	45	30	15
Change in fair value of warrant liability	(219)	(86)	133
Net loss	(10,339)	(4,043)	6,296
Accretion on Series A Convertible Redeemable Preferred Stock	(126)	(90)	36
Net loss attributable to common stockholders	$(10,465)	$(4,133)	$6,332
Net loss per common share, basic and diluted	$(1.05)	$(0.44)
Weighted average common shares outstanding, basic and diluted	10,000	9,473

Research and Development Expenses

Research and development expenses were $9.2 million for the three months ended June 30, 2018, an increase of $5.5 million, compared to $3.7 million for the three months ended June 30, 2017. The increase related primarily to non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, and internal personnel costs, including stock-based compensation. Research and development expenses for the three months ended June 30, 2017 primarily related to non-cash acquisition costs for the rights to PRV-101 from Vactech.

General and Administrative Expenses

General and administrative expenses were $1.0 million for the three months ended June 30, 2018, an increase of $0.7 million, compared to $0.3 million for the three months ended June 30, 2017. General and administrative expenses primarily included $0.5 million in professional fees and legal expenses and $0.4 million in personnel costs, including stock-based compensation. General and administrative expenses were $0.3 million for the three months ended June 30, 2017 and were primarily comprised of personnel costs, including stock-based compensation.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.2 million during the three months ended June 30, 2018, an increase of $0.1 million, compared to a loss $0.1 million during the three months ended June 30, 2017. This loss represents the change in fair value of our warrant liability using a Black Scholes option-pricing model with updated assumptions as of June 30, 2018, and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

Interest Income

Interest income was $45 thousand during the three months ended June 30, 2018 compared to $30 thousand during the three months ended June 30, 2017. Interest income is earned on our cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$13,544	$3,731	$9,813
General and administrative	1,657	299	1,358
Total operating expenses	15,201	4,030	11,171
Operating loss	(15,201)	(4,030)	11,171
Other income (expense):
Interest income	102	30	72
Change in fair value of warrant liability	(303)	(86)	217
Net loss	(15,402)	(4,086)	11,316
Accretion on Series A Convertible Redeemable Preferred Stock	(251)	(90)	161
Net loss attributable to common stockholders	$(15,653)	$(4,176)	$11,477
Net loss per common share, basic and diluted	$(1.57)	$(0.48)
Weighted average common shares outstanding, basic and diluted	10,000	8,740

Research and Development Expenses

Research and development expenses were $13.5 million for the six months ended June 30, 2018, an increase of $9.8 million, compared to $3.7 million for the six months ended June 30, 2017. The increase related primarily to non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, and internal personnel costs, including stock-based compensation. Research and development expenses for the six months ended June 30, 2017 primarily related to non-cash acquisition costs for the rights to PRV-101 from Vactech.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the six months ended June 30, 2018, an increase of $1.4 million, compared to $0.3 million for the six months ended June 30, 2017. General and administrative expenses primarily included $0.7 million in personnel costs, including stock-based compensation, and $0.7 million in professional fees and legal expenses. General and administrative expenses were $0.3 million for the three months ended June 30, 2017 and were comprised of personnel costs, including stock-based compensation and legal fees.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.3 million during the six months ended June 30, 2018, an increase of $0.2 million, compared to a loss $0.1 million during the six months ended June 30, 2017. This loss represents the change in fair value of our warrant liability using a Black Scholes option-pricing model with updated assumptions as of June 30, 2018, and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

Interest Income

Interest income was $0.1 million during the six months ended June 30, 2018 compared to $30 thousand during the six months ended June 30, 2017. Interest income is earned on our cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We funded our operations to date through an offering of equity securities. We expect to continue to incur losses, as we plan to fund development activities.

We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-6527, PRV-300, PRV-3279, and PRV-101, and to develop, acquire, or in-license other products. We believe that our current cash and cash equivalents, including the $59.3 million in net proceeds from the completion of our IPO in July 2018, will be sufficient to fund our projected operating requirements for approximately 24 months from the date of this quarterly report on Form 10-Q. We plan to raise additional capital through equity offerings. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations. During 2018, we plan to continue to fund further clinical development of PRV-031, PRV-6527, PRV-300, PRV-3279, and PRV-101. Our cash requirements in 2018 will be impacted by a number of factors, the most significant of which are expenses related to the PRINCE clinical study of PRV-6527 and the PULSE clinical study of PRV-300, and development efforts for PRV-101.

In April 2017, we completed a private offering of 11,381,999 shares of our Series A Convertible Redeemable Preferred Stock, at a price of $2.50 per share, resulting in net cash proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, of $26.7 million.

In July 2018, we closed our initial public offering of 15,969,563 shares of common stock at a price of $4.00 per share. The net proceeds to the Company were $59.3 million, after deducting underwriters’ commissions and other offering expenses. In connection with the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the IPO were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of our common stock.

Cash Flows

As of June 30, 2018, we had cash and cash equivalents totaling $10.2 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,944)	$(609)
Investing activities	—	—
Financing activities	(681)	26,715
Net change in cash and cash equivalents	$(11,625)	$26,106

Cash Flows from Operating Activities

Net cash used in operating activities was $10.9 million for the six months ended June 30, 2018 and primarily related to cash used to fund clinical development activities for PRV-300 and PRV-6527 and development activities for PRV-101. Our working capital was $10.5 million as of June 30, 2018.

Net cash used in operating activities was $0.6 million for the three months ended June 30, 2017 and primarily related to start-up activities for the Company’s operations.

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2018 and June 30, 2017, respectively

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 relate to deferred financing costs incurred in connection with our IPO, which was completed in July 2018.

Net cash provided by financing activities for the six months ended June 30, 2017 related to the completion of a private placement of our Series A Convertible Redeemable Preferred Stock, which yielded net proceeds of approximately $26.7 million.

Commitments and Contractual Obligations

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We will pay Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s Disease and UC. We are obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s Disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with us and we will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels.

In April 2017, we entered into the Janssen TLR3 License Agreement, pursuant to which Janssen Sciences Ireland UC granted us exclusive global rights for the purpose of developing and commercializing an anti-TLR3 antibody named JNJ-42915925 (renamed PRV-300). We will develop PRV-300 for UC and will start a Phase 1b trial in early 2018. Janssen will supply product for the clinical trial. We will be obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10.0 million euros, or approximately $12.5 million, for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2018, we have paid Intravacc a total of approximately 3.0 million euros for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Also, in May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. We are obligated to pay MacroGenics contingent milestone payments totaling $170 million upon the achievement of certain regulatory approval milestones. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

Future Funding Requirements

To date, we have not generated revenue, and we do not know when, or if, we will generate revenue. We do not expect to generate revenue unless or until we obtain marketing approval of, secure reimbursement for, and commercialize, our product candidates. We will need to raise additional capital to fund our operations, to develop and commercialize our product candidates, and to develop, acquire, in-license or co-promote other products. Our future capital requirements may be substantial and will depend on many factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any interest in special purpose entities, structured finance entities or other variable interest entities.

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported in our statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation, accrued expenses and liability classified warrants. The accounting policies discussed below are considered critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 3 to our Financial Statements— Summary of Significant Accounting Policies.

Research and Development

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our development functions, and other internal operating expenses, the cost of clinical studies, and the cost of our drug candidates for clinical study. In addition, research and development expenses include payments to third parties for the development of our product candidates and the estimated fair value for the issuance of equity for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations that design, gain approval for and conduct clinical trials on our behalf. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period the forfeiture occurs.

We account for awards of equity instruments issued to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete, which is normally the end of the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using updated assumption inputs in the Black-Scholes option-pricing model.

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended
	June 30, 2018	June 30, 2017

Exercise Price	$2.50	$2.50
Expected volatility	62.0%	61.0%
Expected dividends	—	—
Expected term (in years)	5.7	6.1
Risk-free interest rate	2.60%	2.80%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.

●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statement of Operations.

Determination of Fair Value of Common Stock

Prior to our initial public offering, there was no public market for our common stock. The estimated fair value of our common stock was determined by our board of directors as of the date of each option grant and quarter end, with input from management, considering our most recently available third-party valuations of common stock. These factors include, but are not limited to: our most recently available valuations of our common stock by an unrelated third party; the price at which we sold shares of our convertible redeemable preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; the risk inherent in the development of our products; our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as our initial public offering or sale, in light of prevailing market conditions.

We have periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

●	Current Value Method. Under the Current Value Method, or CVM, our value is determined based on our balance sheet. This value is then first allocated based on the liquidation preference associated with preferred stock issued as of the valuation date, and then any residual value is assigned to the common stock.

●	Option-Pricing Method. Under the option-pricing method, or OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

●	Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Based on our early stage of development and other relevant factors, we determined that a PWERM was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. Our common stock valuations as of April 25, 2017, June 30, 2017, September 11, 2017, September 30, 2017, December 1, 2017, December 31, 2017, March 1, 2018, May 7, 2018 and June 30, 2018 were prepared using the PWERM.

Our board of directors and management develop best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Subsequent to the completion of our IPO, our board of directors will begin determining the fair market value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations. We accrue for costs incurred as the services are being provided by our external service providers. As actual costs become known to us, we adjust our accruals. To date the amount of services performed where we have not yet been invoiced has not been material and our estimates did not differ significantly from actual costs incurred.

Warrant Liability

We have issued warrants to purchase shares of Series A Convertible Redeemable Preferred Stock in connection with the issuance of the Series A Preferred Stock financing. We account for these warrants as a liability in the financial statements because the underlying instrument into which the warrants are exercisable contains redemption provisions that are outside the Company’s control.

The fair values of the warrants at the issuance date, December 31, 2017, and June 30, 2018 were determined using the Black-Scholes option-pricing model. The warrants are re-measured at each financial reporting period with any changes in fair value recognized in the statements of operations. See Note 7 to our condensed financial statements in Part I-Item 1 of this Quarterly Report on Form 10-Q for further information.

In July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock upon completion of our IPO and the liability associated with these warrants will be reclassified to additional paid-in capital during the third quarter of 2018.

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Prospectus, which was filed with the Securities and Exchange Commission pursuant to Rule 424(b) on July 17, 2018.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies”, in the accompanying notes to financial statements, which is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $10.2 million as of June 30, 2018, consisting of cash and investments in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We contract with CROs, CMOs and certain other vendors globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. A 10% change in foreign exchange rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting. As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company newly-formed in October 2016 and have a limited operating history. We do not lease or own any corporate office or laboratory space and our employees all work remotely. We outsource our information technology, payroll and certain other functions.

We have acquired or in-licensed four clinical stage assets and a late stage preclinical enteroviral vaccine platform as described herein, which will be our product candidates unless we in-license or acquire additional development assets. Marketing approval of our product candidates will require extensive clinical testing data to support safety and efficacy requirements, as well as pharmaceutical development, manufacturing and preclinical data, all of which are needed for regulatory approval. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, you should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, or that our business plan is sound;

●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We expect to incur substantial expenses and may never become profitable or be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize our product candidates. We expect to incur significant expense to complete our clinical programs for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our product candidates in any indication in the United States or internationally. Even if we are able to commercialize our product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability.

We expect to have significant research and development expenses as we advance clinical trials for our product candidates. As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital.

The proceeds from our initial public offering will only fund our operations for a limited time and we will need to raise additional capital to support our development and commercialization efforts.

We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future. We believe our current cash and cash equivalents, including the $59.3 million in net proceeds from the completion of our IPO in July 2018, will be sufficient to fund projected operating requirements for approximately 24 months from the date of this quarterly report on Form 10-Q. We will need substantial additional capital to fund the clinical development program for our product candidates, as well as in-licensing additional development assets.

We do not have any prospective financing arrangements or credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for our product candidates, in-license additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

If we do not raise additional capital when required or on acceptable terms, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or cease operations altogether, relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize

Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this Risk Factors section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development strategy;

●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals for our product candidates;

●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

●	the cost of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;

●	any product liability or other lawsuits related to our product candidates and the costs associated with defending them or the results of such lawsuits;

●	the cost of growing our ongoing development operations and establishing commercialization operations;

●	the cost to attract and retain personnel with the skills required for effective operations; and

●	the costs associated with being a public company.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of our product candidates, one of which did not meet its primary endpoint in a prior phase 3 clinical trial and three of which have not yet demonstrated efficacy for their target indication or any other indications in Phase 2 clinical trials. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are either in various stages of clinical development or late stages of preclinical development. We do not generate revenues from any approved drug products and have no other product candidates in development. We will be conducting human clinical trials of our product candidates for T1D, our two product candidates for inflammatory bowel diseases (IBD), and our product candidate for lupus.

Our clinical trials in Crohn’s Disease (CD) and UC are being conducted entirely in Europe, and Clinical Trial Applications (CTA) (foreign equivalent of an IND) have been submitted in all intended countries. The CD study is being conducted in seven European countries, all of which have provided regulatory authority approval. The UC study is being conducted in three European countries, all of which have provided regulatory authority approval. Both product assets have active Investigational New Drug Applications (IND) with the FDA for indications other than CD and UC in the United States. We do not have any clinical trial sites in the United States and have had no interactions with the FDA, and for that reason have not submitted INDs to the FDA for any of the IBD, CD or UC indications. However, Janssen Pharmaceuticals studied two of our investigational products under INDs in other indications, and Provention Bio owns an inactive IND for PRV-300 in asthma, which was transferred as part of the license agreement with Janssen.

We will be submitting amendments to the INDs for PRV-031 and PRV-3279 and other regulatory authorities for the clinical developments in T1D and B-cell directed immune diseases, respectively. We will be submitting an IND or CTA to the FDA, European Medicines Authority (EMA), or other international regulatory authorities seeking approval to initiate Phase 1 clinical trials in humans in the United States, European Union or other countries for a coxsackie virus B (CVB) vaccine for the prevention of acute CVB infection, which has been linked to the development of T1D and T1D-associated celiac disease. We intend to commence human clinical trials of our other product candidates for T1D and lupus and will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence any clinical trials. Nonclinical study results for our early stage product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

Moreover, we may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for any indication. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when any of our product candidates, will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;

●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining required Institutional Review Board (IRB) or Ethics Committee (EC) approval at each clinical study site;

●	delays in recruiting a sufficient number of suitable patients to participate in our clinical studies;

●	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

●	failure by our contract research organizations, or CROs, other third parties or us to adhere to clinical study, regulatory or legal requirements;

●	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	clinical study sites or patients dropping out of a study;

●	delay or failure to address any patient safety concerns that arise during the course of a trial;

●	unanticipated costs or increases in costs of clinical trials of our product candidates;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board, or SRB, for such trial or by the FDA, EMA, or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our other product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if approved at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be required to change the way the product is administered;

●	be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;

●	have regulatory authorities withdraw their approval of a product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

●	be sued; or

●	experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

We must successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety and efficacy, before a marketing application (New Drug Application, or NDA or Biologics License Application, or BLA, or their foreign equivalents) can be filed with the FDA, EMA, or comparable foreign regulatory authorities for marketing approval of our product candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, and other regulatory authorities in the United States, European Union, and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA or a BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. We have not submitted an NDA or a BLA to the FDA or comparable applications to other regulatory authorities. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our product candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of nonclinical or toxicology studies may not support the filing of an IND or foreign equivalent for our CVB vaccine product candidate;

●	the FDA, EMA, or comparable foreign regulatory authorities or IRBs or ECs may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, or other regulatory agencies for marketing approval;

●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other marketing application or to obtain regulatory approval in the United States or elsewhere;

●	the requirement for additional studies, including a second phase 3 study for the PRV-031 program in T1D;

●	the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;

●	our failure to demonstrate to the satisfaction of the FDA, EMA, or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	we may fail to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	immunogenicity might affect a product candidate efficacy and/or safety;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

●	data collected from clinical trials of our product candidates may be insufficient to support the submission and filing of a marketing application or to obtain marketing approval. For example, the FDA may require additional studies to show that our product candidates are safe or effective;

●	we may fail to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;

●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval; or

●	the FDA, EMA or comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.

Failure to obtain regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

We are a clinical stage company and we have not submitted an NDA, a BLA, or received regulatory approval to market our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our product candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our product candidates in any indication will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA, or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a REMS. In particular, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D and T1D-associated celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA or EMA prior to receiving approval in the United States or European Union to market the CVB vaccine to prevent T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA’s satisfaction the connection between the CVB virus and the onset of T1D.

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

With respect to sales and marketing activities by us or any future licensor, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and licensors, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if any of our product candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	issuance of warning letters or untitled letters;

●	clinical holds;

●	injunctions or the imposition of civil or criminal penalties or monetary fines;

●	suspension or withdrawal of regulatory approval;

●	suspension of any ongoing clinical trials;

●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

●	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. However, if the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the Health Care Reform Law on us at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability.

If we fail to successfully commercialize any of our product candidates, we may need to acquire additional product candidates and our business will be adversely affected.

We have never developed and obtained approval for any product candidates or commercialized any product candidates. We have limited product candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond our product candidates. We cannot be certain that any of our product candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize any of our product candidates for their targeted indications, whether as stand-alone therapies or in combination with other therapeutic agents, and if we are unable to acquire additional product candidates in the future, our business will be adversely affected.

Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●	efficacy of our product candidates compared to competing products;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in approved labeling from regulatory authorities;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy, REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either develop our own sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Janssen has the right to assume control over the distribution activities of our CSF-1R inhibitor product candidate.

Pursuant to the license agreement covering our CSF-1R inhibitor product candidate, Janssen reserves the right to assume control over all distribution activities with respect to this product, including pricing and marketing decisions, for a one-time fee, and has the option of buying back the rights to this product for a one-time fee and royalty payments. There can be no assurance that Janssen’s strategic direction will be in line with ours should it exercise its right to assume control of distribution activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement in the event Janssen exercises its option to buy back the rights to the CSF-1R inhibitor product candidate.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have existing competitors and will have potential new competitors in a number of jurisdictions, many of which have or will have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make any of our product candidates obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Our potential competitors both in the United States and throughout the world include companies developing and/or marketing drugs and therapeutic solutions for immune-mediated diseases, including oncological, autoimmune and inflammatory diseases, as well as companies working in our specific fields, including T1D, enteroviral and emerging viral diseases, lupus, and inflammatory bowel diseases, such as Crohn’s disease and UC.

Our product candidates may face competition sooner than expected.

We intend to seek data exclusivity or market exclusivity for our anti-TLR3 human monoclonal antibody and CVB vaccine product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Health Care Reform Law. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and is subject to interpretation and implementation by the FDA. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

Even if, as we expect, our product candidates are considered to be reference products eligible for 12 years of exclusivity under the BPCIA or five years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full BLA or full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the BPCIA could result in a shorter exclusivity period for our product candidates, which would have a material adverse effect on our business.

Our future growth depends, in part, on our ability to penetrate international markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in international markets for which we intend to rely on collaborations with third parties. If we commercialize any of our product candidates in international markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in international markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing international regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights in some foreign countries;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

International sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market any of our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We will be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the bulk drug substance or the active pharmaceutical ingredient, or API, in our product candidates for use in our clinical trials or for commercial products, if any. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on acceptable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, EMA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third party manufacturers, or the lack of capacity available at our third party manufacturers, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturers and suppliers will be able to reduce the costs of commercial scale manufacturing of any of our product candidates over time. If the commercial-scale manufacturing costs of any of our product candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates, and jeopardize our ability to commence product sales and generate revenue.

We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

We will rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We plan to rely heavily on these parties for execution of clinical studies for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for our product candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for any of our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA, EMA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

●	subjects failing to enroll or remain in our trials at the rate we expect;

●	a facility manufacturing any of our product candidates being ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical studies;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	deviations of the clinical sites from trial protocols or dropping out of a trial;

●	adding new clinical trial sites;

●	the inability of our CRO to execute any clinical trials for any reason; and

●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing of drug product candidates is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA, EMA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our product candidates will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our product candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for any of our product candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

The treatment of recent-onset T1D is an orphan indication, and PRV-031 has been designated as an orphan drug in this indication by the FDA. Some of the subsets of lupus erythematosus are orphan indications (e.g., lupus nephritis). One of the potential life-cycle opportunities for PRV-300 is the interception and treatment of emerging viral diseases, and the use of PRV-300 in some of these diseases (e.g., pandemic or avian flu) may qualify for orphan designation based on epidemiology and other factors.

However, there is no guarantee that the FDA, EMA or its foreign equivalents will grant any future application for orphan drug designation for PRV-300 or any of our other product candidates, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we believe there may be an opportunity to accelerate the development of certain of our product candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, we cannot be assured that any of our product candidates will qualify for such programs.

For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our product candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which any of our product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our product candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

●	failing to approve or challenging the prices charged for health care products;

●	introducing reimportation schemes from lower priced jurisdictions;

●	limiting both coverage and the amount of reimbursement for new therapeutic products;

●	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and

●	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

Risks Relating to Our Intellectual Property Rights

We depend on rights to certain pharmaceutical compounds that are licensed to us. We do not control these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

We are dependent on licenses from third parties for all but one of our pharmaceutical compounds. We do not own the patents that underlie these licenses. Our rights to use the pharmaceutical compounds we license are subject to the continuation of and compliance with the terms of those licenses. Thus, the patents and patent applications applicable to our product candidates were not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting. Moreover, under certain of our licenses, patent prosecution activities remain under the control of the licensor. We cannot be certain that drafting of the licensed patents and patent applications, or patent prosecution, by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Our rights to develop and commercialize the product candidates we license are subject to the validity of the owner’s intellectual property rights. Enforcement of our licensed patents or defense or any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors. Legal action could be initiated against the owners of the intellectual property that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license intellectual property that we may need to operate our business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects our ability to develop and commercialize our product candidates.

In addition, our rights to practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Our licenses may be terminated by the licensor if we are in material breach of certain terms or conditions of the license agreement or in certain other circumstances. Certain of our licenses contained in our agreements with Janssen and Vactech contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sublicensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents, (iii) we declare bankruptcy or dissolve, (iv) we fail to maintain a licensed product in active development or fail to use commercially reasonable efforts to develop or commercialize a licensed product. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. We currently own 8 issued patents, license 311 issued patents, and license 146 pending patents for our product candidates that may never be approved by United States or foreign patent offices. The existing patent and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our product candidates, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

In the future we may rely on know-how and trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, know-how and trade secrets are difficult to protect. While we intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us or our licensors will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

●	result in costly litigation;

●	divert the time and attention of our technical personnel and management;

●	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require us to cease or modify our use of the technology and/or develop non-infringing technology; or

●	require us to enter into royalty or licensing agreements.

Third parties may hold proprietary rights that could prevent any of our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any of our product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidates or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing any of our product candidates or a future product candidate, which could harm our business, financial condition and operating results.

A number of companies, including several major pharmaceutical companies, have conducted, or are conducting, research in immune-mediated diseases within the therapeutic fields in which we intend to operate, which has resulted, or may result, in the filing of many patent applications related to this research. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the United States Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we will employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

General Company-Related Risks

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies continue to develop, we intend to expand the size of our employee and consultant/contractor base. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of our co-founders would adversely impact our business prospects.

Our management team has expertise in many different aspects of drug development and commercialization. However, our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We will need to hire additional personnel as we further develop our product candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with certain of our executive officers. However, these employment arrangements will provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Moreover, there can be no assurance that anyone we expect to employ in a key management position will be available to join our team when we expect them to, if at all. The loss of the services of any of our executive officers or other key employees, or our inability to hire targeted executives, could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of our co-founders would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize product candidates would be limited.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the US, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any of our product candidates or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates; and

●	a decline in the value of our stock.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We intend to obtain product liability insurance covering our clinical trials. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We are a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

We are a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, deployment of harmful malware, denial-of-service, and other means to threaten data confidentiality, integrity and availability. A successful cyber-attack could cause serious negative consequences for our company, including the disruption of operations, the misappropriation of confidential business information and trade secrets, and the disclosure of corporate strategic plans. To date, we have not experienced threats to our data and information technology systems. However, although we devote resources to protect our information technology systems, we realize that cyber-attacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

Risks Related to our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for stockholders.

The market price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	our commercialization, marketing and manufacturing prospects;

●	our intentions and our ability to establish collaborations and/or partnerships;

●	the timing or likelihood of regulatory filings and approvals;

●	our development, commercialization, marketing and manufacturing capabilities;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates;

●	the implementation of our business model and strategic plans for our business and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, along with any product enhancements;

●	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

●	our financial performance; and

●	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

In addition, the stock markets in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

An active, liquid and orderly market for our common stock may not develop, which could result in substantial losses for stockholders.

Prior to our IPO, there was no public market for shares of our common stock, and an active public market for our shares may not develop or be sustained subsequent to the IPO. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the market price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Following our IPO, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our prospectus lapse, the market price of our common stock could decline. As of July 19, 2018, the closing date of our IPO, we had outstanding shares totaling 37,351,562 shares of common stock. Of these shares, approximately 15,969,563 shares of our common stock became freely tradable, without restriction, in the public market immediately following the IPO.

The lock-up agreements pertaining to the IPO will expire 180 days or 12 months from July 19, 2018, the closing date of our IPO. After the lock-up agreements expire, up to an additional 11,381,999 shares of common stock will be eligible for sale in the public market within 180 days, and 12,991,428 shares of common stock (including 2,991,428 warrants convertible into common stock) will be eligible for sale in the public market within 12 months, all of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act. MDB may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to certain requirements.

In addition, as of July 19, 2018, 8,457,808 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 11,381,999 shares of our common stock, or approximately 30% of our total outstanding common stock as of July 19, 2018, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

We are incurring significant increased costs as a result of becoming a public company that reports to the Securities and Exchange Commission (SEC) and our management is required to devote substantial time to meet compliance obligations.

As a newly public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that are expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and bylaws contains provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws became effective immediately prior to the completion of the IPO and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

●	the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period between April 1, 2018 and June 30, 2018, we issued to MacroGenics, an accredited investor, common stock warrants convertible into an aggregate of 2,432,688 shares of common stock, that have an exercise price of $2.50 per share. We claimed exemption from registration under the Securities Act for this issuance under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering.

Use of Proceeds from Initial Public Offering of Common Stock

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission, or the SEC, on May 9, 2018 and amended subsequently and declared effective on July 3, 2018, and Form S-1MEF (File No. 333-226198), which was filed with the SEC on July 16, 2018 and was effective on filing with the SEC. These registration statements, collectively, registered a maximum offering amount of $65.5 million of our common stock in connection with our IPO, pursuant to which we sold 15,969,563 shares of common stock to the public at a price of $14.00 per share. The IPO closed on July 19, 2018, generating net proceeds of approximately $59.3 million after deducting underwriting commissions of approximately $3.4 million and other offering expenses of $1.1 million payable by us. The offering terminated before all of the securities registered on the registration statements had been sold.

MDB Capital Group, LLC acted as sole book-running manager for the offering. Dougherty & Company LLC acted as qualified independent underwriter for the offering. Anthony DiGiandomenico, a member of our board of directors, is a co-founder of MDB and Cameron Gray, a member of our board of directors, is a managing director of MDB. No payments were made by us, directly or indirectly, to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than underwriting commission paid to MDB Capital Group and underwriter warrants issued to MDB, a portion of which was assigned to Cameron Gray, one of our directors.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Amended and Restated By-Laws of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 19, 2018).

10.1	License Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018)‡

10.2	Asset Purchase Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018)‡

10.3	Amended and Restated 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018) †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Financial Statements.

‡ Confidential Treatment requested for certain portions of this Agreement.

† Indicates management compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

August 13, 2018

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

