Form 10-Q
period 2018-09-30
Provention Bio, Inc.
filed 2018-11-08
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                 Accelerated filer [  ]                Non-accelerated filer [  ]

Smaller reporting company [X]                Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of the close of business on November 5, 2018, 37,351,562 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended September 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, certain of which are still in preclinical or early stages of clinical development;

●	our ability, or that of our third-party manufacturers, to manufacture GMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to attract and retain key executives and medical and scientific personnel;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations, or CROs, to conduct our clinical trials;

●	our ability to maintain or protect the validity of our licensed patents and other intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,297	$21,834
Prepaid expenses and other current assets	2,025	594
Total assets	$66,322	$22,428
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$524	$459
Accrued expenses	710	819
Total current liabilities	1,234	1,278

Warrant liability	—	998
Total liabilities	1,234	2,276

Commitments and Contingencies (Note 5)

Series A Convertible Redeemable Preferred Stock, $0.0001 Par Value:
Series A Convertible Redeemable Preferred Stock; no shares authorized, issued or outstanding at September 30, 2018; 13,000,000 shares authorized, 11,381,999 shares issued and outstanding at December 31, 2017; Liquidation preference of $28,455 at December 31, 2017	—	26,185

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued or outstanding at September 30, 2018; no shares authorized, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 37,351,562 shares issued and outstanding at September 30, 2018; 50,000,000 shares authorized, 10,000,000 shares issued and outstanding at December 31, 2017.	4	1
Additional paid-in capital	95,176	3,264
Accumulated deficit	(30,092)	(9,298)
Total stockholders’ equity (deficit)	65,088	(6,033)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$66,322	$22,428

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$4,140	$887	$17,684	$4,618
General and administrative	1,272	488	2,929	788
Total operating expenses	5,412	1,375	20,613	5,406

Operating loss	(5,412)	(1,375)	(20,613)	(5,406)

Other income (expense):
Interest income	237	50	339	80
Change in fair value of warrant liability	(217)	(37)	(520)	(123)
Other income (expense), net	20	13	(181)	(43)

Net loss	$(5,392)	$(1,362)	$(20,794)	$(5,449)
Accretion on Series A Convertible Redeemable Preferred Stock	(25)	(127)	(276)	(217)
Net loss attributable to common stockholders	$(5,417)	$(1,489)	$(21,070)	$(5,666)

Net loss per common share, basic and diluted	$(0.17)	$(0.15)	$(1.21)	$(0.62)
Weighted average common shares outstanding, basic and diluted	32,000	10,000	17,414	9,158

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except per share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	11,382	26,185	10,000	1	3,264	(9,298)	(6,033)
Issuance of common stock upon conversion of Series A Convertible Redeemable Preferred Stock	(11,382)	(26,461)	11,382	1	26,460	—	26,461
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	276	—	—	(276)	—	(276)
Reclassification of Series A warrants liability	—	—	—	—	1,518	—	1,518
Issuance of common stock in initial public offering, net of issuance costs	—	—	15,970	2	56,286	—	56,288
Fair value of warrants issued in connection with initial public offering of common stock	—	—	—	—	3,039	—	3,039
Fair value of warrants issued in connection with the acquisition of product rights	—	—	—	—	3,978	—	3,978
Stock-based compensation	—	—	—	—	907	—	907
Net loss	—	—	—	—	—	(20,794)	(20,794)
Balance at September 30, 2018	—	$—	37,352	$4	$95,176	$(30,092)	$65,088

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(20,794)	$(5,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	907	106
Stock-based consideration in connection with acquisition of product rights (Note 5)	3,978	3,400
Change in fair value of warrant liability	520	123

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,431)	(33)
Accounts payable	65	112
Accrued expenses	(109)	40
Net cash used in operating activities	(16,864)	(1,701)

Financing activities
Proceeds from initial public offering, net	59,327	—
Proceeds from issuance of Series A Convertible Redeemable Preferred Stock, net	—	26,714
Proceeds from issuance of common stock	—	1
Net cash provided by financing activities	59,327	26,715

Net increase in cash and cash equivalents	42,463	25,014
Cash and cash equivalents at beginning of period	21,834	—
Cash and cash equivalents at end of period	$64,297	$25,014

Supplemental disclosure of non-cash financing transactions:
Fair value of warrant issued in connection with Series A Convertible Redeemable Preferred Stock	$—	$873
Accretion of Series A Convertible Redeemable Preferred Stock	$(276)	$(217)

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

Basis of Presentation

The financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) on the same basis as the audited financial statements for the year ended December 31, 2017. The accompanying unaudited interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The unaudited interim condensed results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. The December 31, 2017 Balance Sheet was derived from the Company’s audited annual financial statements. These interim financial statements should be read in conjunction with the 2017 audited annual financial statements and notes thereto in the prospectus dated July 3, 2018 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on July 17, 2018 (the “Prospectus”).

2. LIQUIDITY

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2018, the Company had an accumulated deficit of $30.1 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock, and its initial public offering (“IPO”), which closed on July 19, 2018.

In April 2017, the Company completed its private placement of Series A Convertible Redeemable Preferred Stock. The Company issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. The Company received net proceeds of $26.7 million.

In July 2018, the Company issued and sold an aggregate of 15,969,563 shares of common stock in its IPO at a public offering price of $4.00 per share. In connection with the IPO, the Company issued to MDB Capital Group, LLC (“MDB”), the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. The Company received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of the Company’s common stock.

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

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly-rated financial institutions.

Financial instruments

The carrying amounts reported in the balance sheet for accrued expenses approximate fair value based on the short-term nature of these instruments.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment, which is developing and commercializing novel therapeutics and solutions to intercept and prevent immune-mediated diseases. As of September 30, 2018, all of the Company’s assets were located in the United States.

Net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considered the Series A Preferred Stock, all of which were automatically converted to common stock upon the Company’s IPO, to be participating securities because they included rights to participate in dividends with the common stock.

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

Prior to the third quarter of 2018, the Company accounted for awards of equity instruments issued to non-employees in accordance with ASC Topic 505-50, Equity-Based Payment to Non-Employees (“ASC 505-50”) and accordingly the value of the stock compensation to non-employees was based upon the measurement date as determined at either a) the date at which a performance commitment was reached, or b) at the date at which the necessary performance to earn the equity instruments was completed, which was normally the end of the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using updated assumption inputs in the Black-Scholes option-pricing model.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”) which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. During the third quarter of 2018, the Company early adopted ASU 2018-07. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant. Compensation expense for non-employees is recognized, without changes to the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The adoption of ASU 2018-07 did not have a material impact the Company’s financial statements or footnote disclosures.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statements of Operations.

Warrant liability

In April 2017, the Company issued warrants to purchase shares of Series A Convertible Redeemable Preferred Stock in connection with the issuance of the Series A Preferred Stock. The Company accounted for these warrants as a liability in the financial statements because the underlying instrument into which the warrants were exercisable contained redemption provisions that were outside the Company’s control.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock and the warrants no longer contain redemption provisions that are outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

The fair values of the warrants at the issuance date, December 31, 2017, and July 18, 2018, the date just prior to the completion of our IPO, were determined using the Black-Scholes option-pricing model. The warrants previously were re-measured to fair value at each financial reporting period with any changes in fair value recognized in the statements of operations. See Note 8 to our condensed financial statements for further information.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of September 30, 2018 and December 31, 2017.

The Company’s policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income tax provision (benefit) in the Statements of Comprehensive Loss.

In December 2017, the US government enacted comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, indefinite NOL carryforwards subject to an 80% limitation, and eliminating or reducing certain income tax deductions.

ASC 740, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. During the third quarter of 2018, the Company early adopted ASU 2018-07. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant. Compensation expense for non-employees is recognized, without changes to the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The adoption of ASU 2018-07 did not have a material impact the Company’s financial statements or footnote disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

4. CAPITALIZATION

As of June 30, 2018, the Company had authorized 50,000,000 shares of Common Stock, $0.0001 par value per share, of which 10,000,000 shares were issued and outstanding as of June 30, 2018 and December 31, 2017. In addition, as of June 30, 2018, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which 13,000,000 shares were designated Series A Preferred Stock.

In April 2017, the Company issued 11,381,999 shares of Series A Convertible Redeemable Preferred Stock for $2.50 per share which raised gross proceeds of $28.5 million and net cash proceeds of $26.7 million after deducting certain issuance costs including warrants. See Note 9 for further details.

Effective July 19, 2018, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of capital stock available for issuance. The Company has 125,000,000 shares of capital stock authorized under its Amended and Restated Certificate of Incorporation, consisting of 100,000,000 shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s authorized but unissued shares of common stock and preferred stock are available for issuance without further action by the Company’s stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded in the future.

On July 19, 2018, the Company issued and sold an aggregate of 15,969,563 shares of common stock in its IPO at a public offering price of $4.00 per share. In connection with the IPO, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. The Company received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of the Company’s shares of convertible redeemable preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock.

As of September 30, 2018, the Company had 37,351,562 shares of Common Stock issued and outstanding.

5. LICENSE AND OTHER AGREEMENTS

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the nine months ended September 30, 2017. Provention will pay Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement, of which, approximately $0.3 million was paid as of September 30, 2018. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of September 30, 2018, the Company has not achieved any milestones that would trigger payments to Vactech.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Pharmaceutica NV (the “CSF-1R License Agreement”), pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (“CSF-1R”) inhibitor for inflammatory bowel diseases including Crohn’s Disease and ulcerative colitis (“UC”). The Company is obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s Disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with the Company and it will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by Provention without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach, and expires upon the expiration of Provention’s last obligation to make royalty payments to Janssen. As of September 30, 2018, the Company has not achieved any milestones that would trigger payments to Janssen.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Sciences Ireland UC (the “TLR3 License Agreement”), pursuant to which Janssen Sciences Ireland UC granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-TLR3 antibody. The Company will develop PRV-300 for UC and started a Phase 1b trial in early 2018. Janssen will supply product for the clinical trial. The Company is obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. Provention is obligated to use commercially reasonable efforts to develop and market TLR3. The TLR3 License Agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party, and expires upon the expiration of the Company’s last obligation to make royalty payments to Janssen. As of September 30, 2018, the Company has not achieved any milestones that would trigger payments to Janssen.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine, including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through Phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2018, the Company had paid Intravacc a total of approximately 4.0 million euros, or approximately $4.9 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, the Company entered into a License Agreement with MacroGenics, Inc. (the “MacroGenics License Agreement”), pursuant to which MacroGenics, Inc. (“MacroGenics”) granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. The Company is obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that the Company challenges the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Also, in May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (“T1D”). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company is assuming pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

As of September 30, 2018, the Company has not achieved any milestones that would trigger payments to MacroGenics.

The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the nine months ended September 30, 2018.

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

The fair value of the warrants issued to MacroGenics were measured at issuance on May 7, 2018 using the Black-Scholes option pricing model based on the following assumptions:

Equity value upon issuance on May 7, 2018	$2.58
Exercise Price	$2.50
Expected volatility	62.0%
Expected dividends	—
Contractual term (in years)	7.0
Risk-free interest rate	2.86%

On November 5, 2018 the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”).  Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the next phase of development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement, which equity investment will coincide with the Company’s future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to the Company’s CSF1R program. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, Amgen has the right to reacquire the rights to PRV-015 for a $150.0 million payment, plus an additional regulatory milestone payment, and single digit royalties on future sales.  If Amgen does not exercise its option to re-acquire the rights to PRV-015, all rights will remain with the Company pursuant to a termination license agreement from Amgen and the Company will be obligated to make certain contingent milestone payments totaling up to $55.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach, and expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, the Company’s last obligation to make royalty payments to Amgen, if the program rights remain with the Company.)

6. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss, basic	$(5,392)	$(1,362)	$(20,794)	$(5,449)
Accretion of Series A Convertible Redeemable Preferred Stock	(25)	(127)	(276)	(217)
Net loss attributable to common stockholders	$(5,417)	$(1,489)	$(21,070)	$(5,666)

Weighted average shares of common stock outstanding - basic and diluted	32,000	10,000	17,414	9,158
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.15)	$(1.21)	$(0.62)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Series A Convertible Redeemable Preferred Stock	—	11,382	—	11,382
Warrants	4,588	559	4,588	559
Stock options	3,486	2,528	3,486	2,528

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017

Accrued research and development costs	$293	$351
Accrued compensation	191	230
Accrued professional fees	166	48
Other accrued liabilities	60	190
Total accrued expenses	$710	$819

8. FAIR VALUE OF ASSETS AND LIABILITIES

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

The Company had no assets or liabilities classified as Level 1 or Level 2. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 9) were previously classified as Level 3. However, upon the completion of the IPO in July 2018, these warrants converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain redemption provisions outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

There were no non-recurring measurements of fair value during the nine months ended September 30, 2018 with respect to assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2018
Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Liabilities:
Warrant liability	$—	$—	$—	$—

	December 31, 2017
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Liabilities:
Warrant liability	$—	$—	$998	$998

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

Balance at December 31, 2017	$998
Change in fair value during the period	520
Reclassification to equity upon completion of IPO	(1,518)
Balance at September 30, 2018	$—

The Company used valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. The fair values of these instruments were determined using models based on inputs that require management judgment and estimates.

The warrant liability was measured at July 18, 2018, the date just prior to completion of the IPO, and December 31, 2017 using the Black-Scholes option-pricing model based on the following assumptions:

	As of
	July 18, 2018	December 31, 2017

Fair Value of Series A Convertible Redeemable Preferred Stock	$4.00	$2.93
Exercise price	$2.50	$2.50
Risk-free interest rate	2.76%	2.26%
Expected dividend yield	—%	—%
Contractual term (in years)	5.8	6.3
Expected volatility	62.0%	59.0%

9. SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

In April 2017, the Company issued 11,381,999 shares of Series A Convertible Redeemable Preferred Stock for $2.50 per share which raised gross proceeds of $28.5 million and net cash proceeds of $26.7 million after deducting certain issuance costs including warrants. The Company classified the Series A Convertible Redeemable Preferred Stock outside of permanent equity based upon the terms of the instrument. See Note 11 for a description of the warrants issued to the placement agent in connection with this transaction.

In connection with the closing of the Company’s IPO in July 2018, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock.

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of September 30, 2018, there were options to purchase an aggregate of 3,486,118 shares of Common Stock outstanding under the 2017 Plan and there were 383,306 shares available for future grants. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$208	$25	$549	$54
General and administrative	185	22	358	52
Total stock-based compensation expense	$393	$47	$907	$106

Option activity

The Company grants options with a service-based vesting requirement and also grants options with performance-based vesting requirements. The service-based component vests over a four-year period in multiple tranches. Each tranche of the performance-based component vests upon the achievement of a specific milestone. These milestones are related to the Company’s clinical trials, completion of the Company’s IPO, and certain other performance metrics.

A summary of option activity for the three months ended September 30, 2018 are presented below:

Stock Option Awards	Underlying Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	2,708	$2.50
Granted	855	$3.94
Exercised	—	—
Forfeited or expired	(77)	$2.50
Outstanding at September 30, 2018	3,486	$2.85	9.1 years	$2,205
Exercisable at September 30, 2018	858	$2.50	8.8 years	$712

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2018 was $2.33 per share. As of September 30, 2018, there were approximately 1,129,000 unvested options subject to performance-based vesting criteria with approximately $1.1 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of September 30, 2018, there were approximately 1,499,000 options outstanding subject to time-based vesting with approximately $2.6 million of unrecognized compensation expense which will be recognized over a period of 2.8 years. Of the options outstanding, there were approximately 87,000 options with time-based vesting issued to non-employees and outstanding as of September 30, 2018.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Exercise Price	$3.93	$2.50
Expected volatility	61%	61%
Expected dividends	—	—
Expected term (in years)	6.2	6.1
Risk-free interest rate	2.78%	2.80%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. The underlying instrument into which the warrants are exercisable contained redemption provisions that were outside the Company’s control. Accordingly, these warrants were considered liabilities and at issuance, the fair value of $0.9 million was recorded as a warrant liability against a reduction to the proceeds from the issuance of the Series A Convertible Redeemable Preferred Stock. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock and because the warrants no longer contain redemption provisions outside the Company’s control, the Company determined that equity classification was appropriate. See Note 8 for further information.

In May 2018, in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement, the Company issued warrants to MacroGenics to purchase 2,432,688 shares of the Company’s common stock at an exercise price of $2.50 per share. These warrants have a seven-year term. The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the nine months ended September 30, 2018. The MacroGenics warrants were evaluated under ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) and ASC 815, Derivatives and Hedging, (“ASC 815) and the Company determined that equity classification was appropriate. See Note 5 for further information.

In July 2018, in connection with the Company’s completion of IPO, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term.

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants. The fair values of these instruments are determined using models based on inputs that require management judgment and estimates.

The fair value of the warrants issued to MDB were measured at issuance on July 19, 2018 using the Black-Scholes option pricing model based on the following assumptions:

Equity value upon issuance on July 19, 2018	$4.00
Exercise Price	$5.00
Expected volatility	60.0%
Expected dividends	—
Contractual term (in years)	5.0
Risk-free interest rate	2.74%

The Company estimated the fair value of the warrants issued to MDB to be $1.90 per share, approximately $3.0 million in the aggregate, which was recorded as a cost of the IPO. The MDB warrants were evaluated under ASC 480 and ASC 815 and the Company determined that equity classification was appropriate.

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

13. RELATED PARTY TRANSACTIONS

In July 2018, MDB served as the underwriter for the Company’s IPO and the Company paid MDB cash underwriters’ fees and expenses of $3.6 million. Further, the Company issued to MDB underwriter warrants to purchase 1,596,956 shares of the Company’s common stock. The warrants are exercisable, beginning July 3, 2019 for five years at $5.00 per share. As of September 30, 2018, MDB beneficially owned approximately 5.1% of the Company’s common stock and two employees of which are directors of the Company. See Notes 2, 4 and 11 for further information.

14. SUBSEQUENT EVENTS

On November 5, 2018 the Company entered into a License and Collaboration Agreement with Amgen, Inc. for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease.  Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the next phase of development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement, which equity investment will coincide with the Company’s future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to the Company’s CSF1R program. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, Amgen has the right to reacquire the rights to PRV-015 for a $150.0 million payment, plus an additional regulatory milestone payment, and single digit royalties on future sales.  If Amgen does not exercise its option to re-acquire the rights to PRV-015, all rights will remain with the Company pursuant to a termination license agreement from Amgen and the Company will be obligated to make certain contingent milestone payments totaling up to $55.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The Amgen Agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach, and expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, the Company’s last obligation to make royalty payments to Amgen, if the program rights remain with the Company.)

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

We have not generated any revenue to date and through September 30, 2018, we had an accumulated deficit of $30.1 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, and our initial public offering, or IPO, which closed on July 19, 2018.

In April 2017, we completed our private placement of Series A Convertible Redeemable Preferred Stock. We issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. We received net proceeds of $26.7 million.

In July 2018, we issued and sold an aggregate of 15,969,563 shares of common stock in our IPO at a public offering price of $4.00 per share. In connection with the IPO, we issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. We received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of our shares of Series A Convertible Redeemable Preferred Stock outstanding at the time of the IPO were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of our common stock.

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

Provention’s “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Provention’s pipeline includes:

●	PRV-031: a humanized, anti-CD 3 monoclonal antibody for the interception of T1D in pediatric patients with early onset T1D;

●	PRV-015: a human anti-interleukin 15 (“IL-15”) monoclonal antibody for the treatment of gluten-free diet non-responding celiac disease, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication (celiac disease);

●	PRV-6527: Inhibiting the differentiation and activation of antigen-presenting cells that trigger chronic inflammatory responses (e.g., development of a CSF-1R inhibitor to prevent progression or relapse in Crohn’s disease);

●	PRV-300: Blocking key receptors participating in danger signals from viral infections and damaged cells that result in acute exacerbations of inflammatory response or the potential chronicity of downstream pathologies (e.g., development of an anti-TLR3 antibody to prevent the life-threatening release of toxic inflammatory mediators in severe influenza or chronic inflammation in UC);

●	PRV-3279: a humanized dual-affinity re-targeting molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE); and

●	PRV-101: Preventing infection from causing the collateral damage to tissue that triggers autoimmunity (e.g., development of a coxsackie virus B vaccine to prevent infection of the pancreas resulting in T1D, and to prevent infection of the gut resulting in T1D-associated celiac disease).

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

We are designing a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes.

The U.S. Food and Drug Administration (FDA) has designated PRV-031 as an orphan drug for the treatment of recent onset T1D.

We expect to commence the pivotal Phase 3 PROTECT study in the second half of 2019.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.

We are planning a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease, and will undertake additional chronic toxicology studies to support this trial as needed.

We expect to commence the Phase 2b PROACTIVE study in the first half of 2020.

PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease	We are conducting a Phase 2a clinical trial (the PRINCE study) in approximately 80 patients who have moderate to severe Crohn’s disease.	We expect to report top line data from the Phase 2a PRINCE study in the second half of 2019.

PRV-300 (anti-TLR3 mAb) for the treatment of UC

In the third quarter of 2018, we completed the target enrollment for a Phase 1b clinical trial (the PULSE study) in 37 patients who have moderate to severe UC.

We are evaluating potential studies of PRV-300 in severe influenza, respiratory syncytial virus and emerging viral diseases.

We expect to report top line data from the Phase 1b PULSE study in the second quarter of 2019.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of lupus	We are designing a Phase 1b/2a study (the PREVAIL study) that will evaluate the safety and the effects of PRV-3279 in healthy volunteers and patients with lupus.	We expect to commence a Phase 1b/2a study in the second half of 2019.

PRV-101 (multivalent coxsackie virus vaccine) for the prevention of acute CVB and the prevention of the onset of T1D	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to file a clinical trial application (CTA) in 2019.

Provention intends to leverage its distinctive competences and drug development strategy; advance its carefully selected portfolio of product candidates; in-license additional targeted development assets, and apply its disease interception and prevention approach to multiple autoimmune and inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, other internal operating expenses, the cost of our drug candidate for clinical study, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of stock issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations, or CMOs, on our behalf. Our development efforts from inception through September 30, 2018 were principally related to the acquisition and development of our six programs detailed in the Pipeline description immediately above.

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

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$4,140	$887	$3,253
General and administrative	1,272	488	784
Total operating expenses	5,412	1,375	4,037
Operating loss	(5,412)	(1,375)	4,037
Other income (expense):
Interest income	237	50	187
Change in fair value of warrant liability	(217)	(37)	180
Net loss	(5,392)	(1,362)	4,030
Accretion on Series A Convertible Redeemable Preferred Stock	(25)	(127)	(102)
Net loss attributable to common stockholders	$(5,417)	$(1,489)	$3,928
Net loss per common share, basic and diluted	$(0.17)	$(0.15)
Weighted average common shares outstanding, basic and diluted	32,000	10,000

Research and Development Expenses

Research and development expenses were $4.1 million for the three months ended September 30, 2018, an increase of $3.2 million, compared to $0.9 million for the three months ended September 30, 2017. The increase related primarily to an increase in clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, costs for PRV-031, which was acquired in the second quarter of 2018, and internal personnel costs, including stock-based compensation. Research and development expenses for the three months ended September 30, 2017 primarily related to internal personnel costs, including stock compensation, and costs to start clinical development programs for PRV-6527 and PRV-300, as well as the development program for PRV-101, each of which were acquired in the second quarter of 2017.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended September 30, 2018, an increase of $0.8 million, compared to $0.5 million for the three months ended September 30, 2017. General and administrative expenses primarily included $0.5 million in professional fees and legal expenses, $0.4 million in personnel costs, including stock-based compensation and approximately $0.3 million in insurance and other costs associated with being a public company. General and administrative expenses were $0.5 million for the three months ended September 30, 2017 and were primarily comprised of $0.2 million in professional fees and legal expenses and $0.2 million in personnel costs, including stock-based compensation.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.2 million during the three months ended September 30, 2018, compared to a loss of $37 thousand during the three months ended September 30, 2017. This loss represents the change in fair value of our warrant liability using a Black Scholes option-pricing model with updated assumptions as of July 18, 2018, the date just prior to the completion of our IPO, and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control.

Interest Income

Interest income was $0.2 million during the three months ended September 30, 2018 compared to $0.1 million during the three months ended September 30, 2017. The increase in interest income during the third quarter of 2018 related primarily to an increase in average cash and cash equivalents balances that resulted from the net proceeds of our IPO in July 2018.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$17,684	$4,618	$13,066
General and administrative	2,929	788	2,141
Total operating expenses	20,613	5,406	15,207
Operating loss	(20,613)	(5,406)	15,207
Other income (expense):
Interest income	339	80	259
Change in fair value of warrant liability	(520)	(123)	397
Net loss	(20,794)	(5,449)	15,345
Accretion on Series A Convertible Redeemable Preferred Stock	(276)	(217)	59
Net loss attributable to common stockholders	$(21,070)	$(5,666)	$15,404
Net loss per common share, basic and diluted	$(1.21)	$(0.62)
Weighted average common shares outstanding, basic and diluted	17,414	9,158

Research and Development Expenses

Research and development expenses were $17.7 million for the nine months ended September 30, 2018, an increase of $13.1 million, compared to $4.6 million for the nine months ended September 30, 2017. The increase related primarily to an increase in clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, and internal personnel costs, including stock-based compensation. Research and development expenses for the nine months ended September 30, 2017 primarily related to non-cash acquisition costs for the rights to PRV-101 from Vactech, as well as internal personnel costs, including stock compensation, and costs to start clinical development programs for PRV-6527 and PRV-300 and the development program for PRV-101, each of which were acquired in the second quarter of 2017.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the nine months ended September 30, 2018, an increase of $2.1 million, compared to $0.8 million for the nine months ended September 30, 2017. General and administrative expenses primarily included $1.2 million in personnel costs, including stock-based compensation, and $1.2 million in professional fees and legal expenses. General and administrative expenses were $0.8 million for the nine months ended September 30, 2017 and were comprised of approximately $0.4 million in personnel costs, including stock-based compensation costs, and $0.3 million in professional fees and legal expenses.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.5 million during the nine months ended September 30, 2018, compared to a loss of $0.1 million during the nine months ended September 30, 2017. This loss represents the change in fair value of our warrant liability using a Black Scholes option-pricing model with updated assumptions as of July 18, 2018, the date just prior to the completion of our IPO, and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control.

Interest Income

Interest income was $0.3 million during the nine months ended September 30, 2018 compared to $0.1 million during the nine months ended September 30, 2017. The increase in interest income related primarily to an increase in the average cash and cash equivalents balances in 2018 that resulted from the proceeds of our IPO in July 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We funded our operations to date through an offering of equity securities. We expect to continue to incur losses, as we plan to fund development activities.

As of September 30, 2018, we had cash and cash equivalents of $64.3 million. We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015 (formerly AMG-714), PRV-6527, PRV-300, PRV-3279, and PRV-101, and to develop, acquire, or in-license other products. We believe that our current cash and cash equivalents will be sufficient to fund our projected operating requirements into the first half of 2020. We plan to raise additional capital through equity offerings. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements in 2018 and 2019 will be impacted by a number of factors, the most significant of which are expenses related to the PRINCE clinical study of PRV-6527, the PULSE clinical study of PRV-300, the initiation of the PROTECT clinical study of PRV-031, the initiation of the PREVAIL clinical study of PRV-3279, and development efforts for PRV-101 and PRV-015.

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

Cash Flows

As of September 30, 2018, we had cash and cash equivalents totaling $64.3 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,864)	$(1,701)
Investing activities	—	—
Financing activities	59,327	26,715
Net change in cash and cash equivalents	$42,463	$25,014

Cash Flows from Operating Activities

Net cash used in operating activities was $16.9 million for the nine months ended September 30, 2018 and primarily related to cash used to fund clinical development activities for PRV-300 and PRV-6527, development activities for PRV-101, as well as costs for our recently acquired PRV-031 program. Our working capital was $65.1 million as of September 30, 2018.

Net cash used in operating activities was $1.7 million for the three months ended September 30, 2017 and primarily related to start-up activities for the Company’s operations, including clinical development programs for PRV-6527 and PRV-300 and the development program for PRV-101, each of which were acquired in the second quarter of 2017.

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $59.3 million for the nine months ended September 30, 2018 and primarily related to the net proceeds we received from the completion of our IPO in July 2018.

Net cash provided by financing activities for the nine months ended September 30, 2017 related to the completion of a private placement of our Series A Convertible Redeemable Preferred Stock, which yielded net proceeds of approximately $26.7 million.

Commitments and Contractual Obligations

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We will pay Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement, of which, approximately $0.3 million was paid as of September 30, 2018. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels.

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

In April 2017, we entered into the Janssen TLR3 License Agreement, pursuant to which Janssen Sciences Ireland UC granted us exclusive global rights for the purpose of developing and commercializing an anti-TLR3 antibody named JNJ-42915925 (renamed PRV-300). We will develop PRV-300 for UC and started a Phase 1b trial in early 2018. Janssen will supply product for the clinical trial. We will be obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through Phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2018, we have paid Intravacc a total of approximately 4.0 million euros, or approximately $4.9 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Also, in May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

On November 5, 2018 we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease, or NRCD.  Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the next phase of development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in Provention, subject to certain terms and conditions set forth in the agreement, which equity investment will coincide with our future financing events or our receipt of non-dilutive milestone payment from a third party including but not limited to Janssen. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, Amgen has the right to reacquire the rights to PRV-015 for a $150.0 million payment, plus an additional regulatory milestone payment, and single digit royalties on future sales.  If Amgen does not exercise its option to re-acquire the rights to PRV-015, all rights will remain with us pursuant to a termination license agreement from Amgen and we will be obligated to make certain contingent milestone payments totaling up to $55.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The Amgen Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach, and expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights remain with us.)

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

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported in our statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation, accrued expenses and both liability classified and equity classified warrants. The accounting policies discussed below are considered critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 3 to our Financial Statements— Summary of Significant Accounting Policies.

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

Prior to the third quarter of 2018, we accounted for awards of equity instruments issued to non-employees in accordance with ASC Topic 505-50, Equity-Based Payment to Non-Employees, and accordingly the value of the stock compensation to non-employees was based upon the measurement date as determined at either a) the date at which a performance commitment was reached, or b) at the date at which the necessary performance to earn the equity instruments was complete, which was normally the end of the vesting period. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using updated assumption inputs in the Black-Scholes option-pricing model.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. During the third quarter of 2018, we early adopted ASU 2018-07. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant. Compensation expense for non-employees is recognized, without changes to the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The adoption of ASU 2018-07 did not have a material impact our financial statements or footnote disclosures.

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Exercise Price	$3.93	$2.50
Expected volatility	61%	61%
Expected dividends	—	—
Expected term (in years)	6.2	6.1
Risk-free interest rate	2.78%	2.80%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.

●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statement of Operations.

Determination of Fair Value of Common Stock

Prior to our IPO, there was no public market for our common stock. The estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant and quarter end, with input from management, considering our most recently available third-party valuations of common stock. These factors included, but were not limited to: our most recently available valuations of our common stock by an unrelated third party; the price at which we sold shares of our convertible redeemable preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; the risk inherent in the development of our products; our stage of development and material risks related to our business; the fact that the option grants involved illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as our IPO or sale, in light of prevailing market conditions.

Previously, we determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

●	Current Value Method. Under the Current Value Method, or CVM, value is determined based on our balance sheet. This value is first allocated based on the liquidation preference associated with preferred stock issued as of the valuation date, and then any residual value is assigned to the common stock.

●	Option-Pricing Method. Under the option-pricing method, or OPM, shares valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

●	Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Based on our early stage of development and other relevant factors, we determined that a PWERM was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. Our common stock valuations as of April 25, 2017, September 30, 2017, September 11, 2017, September 30, 2017, December 1, 2017, December 31, 2017, March 1, 2018, May 7, 2018, June 30, 2018 and July 18, 2018 were prepared using the PWERM.

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

Subsequent to the completion of our IPO, our board of directors determines the fair market value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

Warrant Liability

In April 2017, we issued warrants to purchase shares of Series A Convertible Redeemable Preferred Stock in connection with the issuance of the Series A Preferred Stock financing. We accounted for these warrants as a liability in the financial statements because the underlying instrument into which the warrants were exercisable contained redemption provisions that were outside our control.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain these redemption provisions outside our control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control.

The fair values of the warrants at the issuance date, December 31, 2017, and July 18, 2018, the date just prior to the completion of our IPO, were determined using the Black-Scholes option-pricing model. See Note 8 to our condensed financial statements in Part I-Item 1 of this Quarterly Report on Form 10-Q for further information.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $64.3 million as of September 30, 2018, consisting of cash and investments in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. From time to time, we make changes to our internal control over financial reporting that are intended to enhance our effectiveness, and which do not have a material effect on our overall internal control over financial reporting. As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

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

We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future. As of September 30, 2018, we had $64.3 million in cash and cash equivalents. We believe our current cash and cash equivalents will be sufficient to fund projected operating requirements into the first half of 2020. We will need substantial additional capital to fund the clinical development program for our product candidates, as well as in-licensing additional development assets.

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

Our product candidates are either in various stages of clinical development or late stages of preclinical development. We do not generate revenues from any approved drug products and have no other product candidates in development. We will be conducting human clinical trials of our product candidates for T1D, our two product candidates for inflammatory bowel diseases (IBD), our product candidate for lupus and our product candidate for celiac disease.

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

We will be submitting amendments to the INDs for PRV-031 and PRV-3279 and other regulatory authorities for the clinical developments in T1D and B-cell directed immune diseases, respectively. We will be submitting an IND or CTA to the FDA, European Medicines Authority (EMA), or other international regulatory authorities seeking approval to initiate Phase 1 clinical trials in humans in the United States, European Union or other countries for a coxsackie virus B (CVB) vaccine for the prevention of acute CVB infection, which has been linked to the development of T1D and T1D-associated celiac disease. We intend to conduct toxicology studies for PRV-015, as needed, and commence human clinical trials of our other product candidates for T1D, celiac disease and lupus and will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence any clinical trials. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

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

Amgen has the right to assume control over the activities of our anti-IL-15 mAb product candidate.

Pursuant to the Amgen Agreement covering our anti-IL-15 mAb product candidate, Amgen reserves the right to assume control over all activities with respect to this product, including pricing and marketing decisions, for a one-time fee, and has the option of buying back the rights to this product for a one-time fee and royalty payments. There can be no assurance that Amgen’s strategic direction will be in line with ours should it exercise its right to assume control of activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement in the event Amgen exercises its option to buy back the rights to the anti-IL-15 mAb product candidate.

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

Following our IPO, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our prospectus lapse, the market price of our common stock could decline. As of September 30, 2018, we had outstanding shares totaling 37,351,562 shares of common stock. Of these shares, approximately 15,969,563 shares of our common stock became freely tradable, without restriction, in the public market immediately following the IPO in July 2018.

The lock-up agreements pertaining to the IPO will expire 180 days or 12 months from July 3, 2018, the effective date of our registration statement. After the lock-up agreements expire, up to an additional 11,381,999 shares of common stock will be eligible for sale in the public market within 180 days, and 14,588,384 shares of common stock (including 4,588,384 warrants convertible into common stock) will be eligible for sale in the public market within 12 months, all of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act. MDB may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to certain requirements.

In addition, as of September 30, 2018, 8,457,808 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 11,381,999 shares of our common stock, or approximately 30% of our total outstanding common stock, as of September 30, 2018, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

None.

Use of Proceeds from Initial Public Offering of Common Stock

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission, or the SEC, on May 9, 2018 and amended subsequently and declared effective on July 3, 2018, and Form S-1MEF (File No. 333-226198), which was filed with the SEC on July 16, 2018 and was effective on filing with the SEC. These registration statements, collectively, registered a maximum offering amount of $65.5 million of our common stock in connection with our IPO, pursuant to which we sold 15,969,563 shares of common stock to the public at a price of $4.00 per share. The IPO closed on July 19, 2018, generating net proceeds of approximately $59.3 million after deducting underwriting commissions of approximately $3.7 million and other offering expenses of $0.8 million payable by us. The offering terminated before all of the securities registered on the registration statements had been sold.

MDB Capital Group, LLC acted as sole book-running manager for the offering. Dougherty & Company LLC acted as qualified independent underwriter for the offering. Anthony DiGiandomenico, a member of our board of directors, is a co-founder of MDB and Cameron Gray, a member of our board of directors, is a managing director of MDB.

As of September 30, 2018, we have used approximately $5.2 million of the net offering proceeds primarily to fund ongoing development activities for PRV-6527, PRV-300, PRV-031, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

We have not used any of the net proceeds from the offering to make payments by us, directly or indirectly, to any director or officer of ours (other than payment in the ordinary course of business of salaries and/or director fees) or to any of their associates, or to any persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than the underwriting commission paid to MDB Capital Group and underwriter warrants issued to MDB, a portion of which was assigned to Cameron Gray, one of our directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 5, 2018 the Company entered into a License and Collaboration Agreement with Amgen, Inc. for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease.  Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the next phase of development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement, which equity investment will coincide with the Company’s future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to the Company’s CSF1R program. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, Amgen has the right to reacquire the rights to PRV-015 for a $150.0 million payment, plus an additional regulatory milestone payment, and single digit royalties on future sales.  If Amgen does not exercise its option to re-acquire the rights to PRV-015, all rights will remain with the Company pursuant to a termination license agreement from Amgen and the Company will be obligated to make certain contingent milestone payments totaling up to $55.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach, and expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, the Company’s last obligation to make royalty payments to Amgen, if the program rights remain with the Company.)

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2018, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

November 8, 2018

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

