Form 10-Q
period 2019-03-31
Provention Bio, Inc.
filed 2019-05-08
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-38552

PROVENTION BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5245912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 666, Oldwick, New Jersey	08858
(Address of registrant’s principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	PRVB	The Nasdaq Capital Market

As of the close of business on May 6, 2019, 37,361,562 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, many of which are still in preclinical or early stages of clinical development;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,206	$58,539
Prepaid expenses and other current assets	698	2,990
Total assets	$51,904	$61,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$568
Accrued expenses	2,195	1,303
Total current liabilities	2,974	1,871

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 37,361,562 issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	95,674	95,430
Accumulated deficit	(46,748)	(35,776)
Total stockholders’ equity	48,930	59,658
Total liabilities, preferred stock and stockholders’ equity	$51,904	$61,529

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

( in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$10,022	$4,383
General and administrative	1,237	653
Total operating expenses	11,259	5,036
Loss from operations	(11,259)	(5,036)
Interest income	287	57
Change in fair value of warrant liability	—	(84)
Loss before income tax benefit	(10,972)	(5,063)
Income tax benefit	—	—
Net loss	$(10,972)	$(5,063)
Accretion on Series A Convertible Redeemable Preferred Stock	—	(125)
Net loss attributable to common stockholders	$(10,972)	$(5,188)

Net loss per common share, basic and diluted	$(0.29)	$(0.52)
Weighted average common shares outstanding, basic and diluted	37,362	10,000

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except per share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2019	—	$—	37,362	$4	$95,430	$(35,776)	$59,658
Stock-based compensation	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	(10,972)	(10,972)
Balance at March 31, 2019	—	$—	37,362	$4	$95,674	$(46,748)	$48,930

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	11,382	$26,185	10,000	$1	$3,264	$(9,298)	$(6,033)
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	125	—	—	(125)	—	(125)
Stock-based compensation	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	(5,063)	(5,063)
Balance at March 31, 2018	11,382	$26,310	10,000	$1	$3,237	$(14,361)	$(11,123)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(10,972)	$(5,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	244	98
Change in fair value of warrant liability	—	84

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,292	(1,645)
Accounts payable	211	467
Accrued expenses	892	71
Net cash used in operating activities	(7,333)	(5,988)

Net decrease in cash and cash equivalents	(7,333)	(5,988)
Cash and cash equivalents at beginning of period	58,539	21,834
Cash and cash equivalents at end of period	$51,206	$15,846

Supplemental disclosure of non-cash financing transactions:
Accretion of Series A Convertible Redeemable Preferred Stock	$—	$125

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTON OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”) was incorporated on October 4, 2016 under the laws of the State of Delaware. The Company is a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches to intercept and prevent immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2018, as filed with the SEC on March 19, 2019.

In the opinion of management, the unaudited financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2019, the Company had an accumulated deficit of $46.7 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017 and its initial public offering (“IPO”) in July 2018.

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

Net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considered the Series A Preferred Stock, all of which were automatically converted to common stock upon the Company’s IPO, to be participating securities because they included rights to participate in dividends, if any, with the common stock.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

The Company bases its expense related to CROs and CMOs on its estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Stock-based compensation expense

The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employees, including stock options. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period. For grants containing performance-based vesting provisions, the grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. The Company accounts for actual forfeitures in the period the forfeiture occurs.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term is determined using the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

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

The fair value of the warrants was determined using the Black-Scholes option-pricing model and were re-measured to fair value at each financial reporting period date with any changes in fair value recognized in the statements of operations. See Note 8 to our financial statements for further information.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact on the Company’s financial statements and related disclosures as the Company does not currently have any lease agreements.

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

4. CAPITALIZATION

As of March 31, 2019, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 37,361,562 shares were issued and outstanding. In addition, as of March 31, 2019, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which, none were issued and outstanding.

5. LICENSE AND OTHER AGREEMENTS

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of March 31, 2019, the Company has not achieved any milestones that would trigger payments to Vactech.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Pharmaceutica NV (the “CSF-1R License Agreement”), pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (CSF-1R) inhibitor for inflammatory bowel diseases including Crohn’s Disease and ulcerative colitis (UC). The Company is obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s Disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with the Company and it will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by Provention without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach and expires upon the expiration of Provention’s last obligation to make royalty payments to Janssen. As of March 31, 2019, the Company has not achieved any milestones that would trigger payments to Janssen.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Sciences Ireland UC (the “TLR3 License Agreement”), pursuant to which Janssen Sciences Ireland UC granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-Toll-Like Receptor 3 (TLR3) antibody. The Company evaluated PRV-300 for UC in a recently completed Phase 1b trial (the PULSE study). See Note 13 – Subsequent Events for the announcement of top-line results of the PULSE study. Under the TLR3 License Agreement, the Company is obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. Provention is obligated to use commercially reasonable efforts to develop and market TLR3. The TLR3 License Agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party and expires upon the expiration of the Company’s last obligation to make royalty payments to Janssen. As of March 31, 2019, the Company has not achieved any milestones that would trigger payments to Janssen.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of March 31, 2019, the Company had paid Intravacc a total of approximately 5.0 million euros, or approximately $6.0 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

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

As of March 31, 2019, the Company has not achieved any milestones that would trigger payments to MacroGenics.

The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the second quarter of 2018. See Note 11 of these condensed financial statements for further details of the warrants issued to MacroGenics.

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

6. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Net loss, basic	$(10,972)	$(5,063)
Accretion of Series A Convertible Redeemable Preferred Stock	—	(125)
Net loss attributable to common stockholders	$(10,972)	$(5,188)

Weighted average common shares outstanding, basic and diluted	37,362	10,000
Net loss per common share, basic and diluted	$(0.29)	$(0.52)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2019	2018

Series A Convertible Redeemable Preferred Stock	—	11,382
Warrants	4,588	559
Stock options	3,975	2,656

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018

Accrued research and development costs	$2,036	$1,023
Other accrued liabilities	93	154
Accrued professional fees	66	126
Total accrued expenses	$2,195	$1,303

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of March 31, 2019 or December 31, 2018. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 9) were previously classified as Level 3. During the three months ended March 31, 2018, the Company recorded $0.1 million of expense related to the change in the fair value (an increase) of the Series A Preferred Stock warrant liability. Upon the completion of the IPO in July 2018, these warrants converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain redemption provisions outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

There were no recurring or non-recurring measurements of fair value as of March 31, 2019, as of December 31, 2018 or during the three months ended March 31, 2019 with respect to assets and liabilities.

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

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of March 31, 2019, there were options to purchase an aggregate of 3,975,099 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,050,893 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2019. As of March 31, 2019, there were 2,935,218 shares available for future grants.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended March 31,
	2019	2018

Research and development	$100	$54
General and administrative	144	44
Total share-based compensation expense	$244	$98

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

A summary of option activity for the three months ended March 31, 2019 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2018	3,476	$2.85	8.8 years	$—
Granted	499	$2.26
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at Match 31, 2019	3,975	$2.78	8.7 years	$34
Exercisable at March 31, 2019	1,076	$2.56	8.3 years	$—

The weighted average grant-date fair value of options granted during the three months ended March 31, 2019 was $1.42 per share. As of March 31, 2019, there were approximately 903,000 unvested options subject to performance-based vesting criteria with approximately $1.3 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of March 31, 2019, there were approximately 1,996,000 unvested options outstanding subject to time-based vesting with approximately $2.9 million of unrecognized compensation expense which will be recognized over a period of 2.1 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three months ended March 31,
	2019	2018

Exercise Price	$2.26	$2.50
Expected volatility	66%	62%
Expected dividends	—	—
Expected term (in years)	6.6	5.7
Risk-free interest rate	2.41%	2.60%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

In May 2018, in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement, the Company issued warrants to MacroGenics to purchase 2,432,688 shares of the Company’s common stock at an exercise price of $2.50 per share. These warrants have a seven-year term. The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the second quarter of 2018.

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants issued to MacroGenics. The fair values of these instruments are determined using models based on inputs that require management judgment and estimates.

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

12. RELATED PARTY TRANSACTIONS

The Company paid transition service fees to Vactech of approximately $0.1 million during the three months ended March 31, 2018. The Company did not make any payments to Vactech during the three months ended March 31, 2019.

13. SUBEQUENT EVENTS

On May 8, 2019, the Company announced preliminary top-line results from its Phase 1b clinical trial (the PULSE study), which evaluated PRV-300, an anti-TLR3 (toll-like receptor 3) monoclonal antibody in 37 patients with active, moderate-to-severe UC.

PRV-300 met the primary safety and tolerability endpoint over the twelve-week study period and also demonstrated TLR3 target engagement and proof-of-mechanism. However, improvements in secondary and exploratory clinical, endoscopic, histologic and other UC-related efficacy endpoints were not observed over background medication, suggesting that elevated TLR3 gene signatures previously observed in UC patients, as well as in PULSE, are downstream or circumstantial effects that do not contribute significantly to causal pathology. Therefore, while PRV-300 is a safe, pharmacologically active drug, it appears as that TLR3 may not be a useful target in UC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

We have not generated any revenue to date and through March 31, 2019, and we had an accumulated deficit of $46.7 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, and our initial public offering, or IPO, which closed in July 2018.

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

Recent Company Developments

●	On May 8, 2019, we announced preliminary top-line results from our Phase 1b clinical trial (the PULSE study), which evaluated PRV-300, an anti-TLR3 (toll-like receptor 3) monoclonal antibody in 37 patients with active, moderate-to-severe UC.

PRV-300 met the primary safety and tolerability endpoint over the twelve-week study period and also demonstrated TLR3 target engagement and proof-of-mechanism. However, improvements in secondary and exploratory clinical, endoscopic, histologic and other UC-related efficacy endpoints were not observed over background medication, suggesting that elevated TLR3 gene signatures previously observed in UC patients, as well as in PULSE, are downstream or circumstantial effects that do not contribute significantly to causal pathology. Therefore, while PRV-300 is a safe, pharmacologically active drug, it appears as that TLR3 may not be a useful target in UC.

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

Provention’s “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Provention’s pipeline includes:

●	PRV-031: a humanized, anti-CD3 monoclonal antibody for the interception of type 1 diabetes (T1D) in pediatric patients with early onset T1D and, potentially, for delaying and/or preventing disease progression in subjects at risk of developing T1D;

●	PRV-015: a human anti-interleukin 15 (IL-15) monoclonal antibody for the treatment of gluten-free diet non-responding celiac disease, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication (celiac disease);

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE);

●	PRV-101: a coxsackie virus B (CVB) vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and T1D-associated celiac disease; and

●	PRV-300: an anti-TLR3 antibody blocking key receptors participating in the transmission of danger signals from viral infections and damaged cells to prevent the life-threatening release of toxic inflammatory mediators in severe influenza.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes. The first patient was dosed in April 2019.

The U.S. Food and Drug Administration (FDA) has designated PRV-031 as an orphan drug for the treatment of recent onset T1D.

We expect to report top line results from the Phase 3 PROTECT study in 2022.

We expect public disclosure of top-line results from an NIDDK sponsored study of PRV-031 conducted at TrialNet sites for preventing disease progression in patients at high risk of developing T1D early in the second half of 2019.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We are planning a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and will undertake additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the first half of 2020.
PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease	We are conducting a Phase 2a clinical trial (the PRINCE study) in 93 patients who have moderate to severe Crohn’s disease.	We completed enrollment of the Phase 2a PRINCE study in April 2019 and expect to report top line results study in the fourth quarter of 2019.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of lupus	We are designing a Phase 1b and 2a study (the PREVAIL study) to evaluate the safety and the effects of PRV-3279 in healthy volunteers and patients with lupus.	We expect to commence a Phase 1b study in the second half of 2019.
PRV-101 (polyvalent coxsackie virus B vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to file a clinical trial application (CTA) by the end of the fourth quarter of 2019. We expect to start the First-in-Human study in the first half of 2020.
PRV-300 (anti-TLR3 mAb) for the treatment of ulcerative colitis	We are evaluating potential studies of PRV-300 in severe influenza, respiratory syncytial virus and emerging viral diseases.	We expect to engage with third parties for the potential sublicense of PRV-300.

Provention intends to leverage its distinctive competences and drug development strategy; advance its carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets, and apply its disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations, or CMOs, on our behalf. Our development efforts from inception through March 31, 2019, were principally related to the acquisition and development of our six programs detailed in the Pipeline description immediately above.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the re-measurement of liability classified warrants using the Black-Scholes option-pricing model at each financial reporting period. The fair value was affected by changes in inputs to the model including the fair value of our Series A Convertible Redeemable Preferred Stock, expected stock price volatility, the estimated term until exercise, and the risk-free interest rate.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 and 2018

	Three months ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$10,022	$4,383	$5,639
General and administrative	1,237	653	584
Total operating expenses	11,259	5,036	6,223
Loss from operations	(11,259)	(5,036)	6,223
Interest income	287	57	230
Change in fair value of warrant liability	—	(84)	(84)
Loss before income tax benefit	(10,972)	(5,063)	5,909
Income tax benefit	—	—	—
Net loss	(10,972)	(5,063)	5,909
Accretion on Series A Convertible Redeemable Preferred Stock	—	(125)	(125)
Net loss attributable to common stockholders	$(10,972)	$(5,188)	$5,784

Net loss per common share, basic and diluted	$(0.29)	$(0.52)
Weighted average common shares outstanding, basic and diluted	37,362	10,000

Research and Development Expenses

Research and development expenses were $10.0 million for the three months ended March 31, 2019, an increase of $5.6 million, compared to $4.4 million for the three months ended March 31, 2018. The increase related primarily to an increase in clinical development expenses for PRV-031 and PRV-101. Research and development expenses for the three months ended March 31, 2018 primarily related to external clinical development expenses for PRV-6527 and PRV-300, external development expenses for PRV-101, and $0.7 million of internal clinical development costs consisting mostly of compensation and related expenses, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2019, an increase of $0.6 million, compared to $0.7 million for the three months ended March 31, 2018. General and administrative expenses primarily included $0.4 million in professional fees and legal expenses, $0.4 million in personnel costs, including stock-based compensation and approximately $0.3 million in insurance and other costs associated with being a public company. General and administrative expenses were $0.7 million for the three months ended March 31, 2018 and were primarily comprised of $0.3 million in compensation costs, including stock-based compensation, and $0.2 million in professional fees and legal expenses.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.1 million during the three months ended March 31, 2018 and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock, as determined using a Black Scholes option-pricing model.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, the Company did not record any gain or loss related to the warrant liability during the three months ended March 31, 2019.

Interest Income

Interest income was $0.3 million during the three months ended March 31, 2019 compared to $0.1 million during the three months ended March 31, 2018. The increase in interest income during the three months ended March 31, 2019 related primarily to an increase in average cash and cash equivalents balances that resulted from the net proceeds of our IPO in July 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of our equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of March 31, 2019, we had cash and cash equivalents of $51.2 million. We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015, PRV-6527, PRV-3279, and PRV-101, and to develop, acquire, or in-license other products. We believe that our current cash and cash equivalents will be sufficient to fund our projected operating requirements into the middle of 2020. We plan to raise additional capital through equity offerings. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. In the event that the we are able to raise capital, subject to certain terms and conditions set forth in the Amgen Agreement described herein, Amgen has agreed to make an equity investment of up to $20.0 million in our securities. This equity investment is expected to coincide with our potential future financing events, if any, or potential receipt of non-dilutive milestone payment from a third party, including but not limited to Janssen related to our CSF-1R program. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements in 2019 will be impacted by a number of factors, the most significant of which are expenses related to the initiation of the PROTECT clinical study of PRV-031, the PRINCE clinical study of PRV-6527, the initiation of the PREVAIL clinical study of PRV-3279, and development efforts for PRV-101 and PRV-015.

In April 2017, we completed a private offering of 11,381,999 shares of our Series A Convertible Redeemable Preferred Stock, at a price of $2.50 per share, resulting in net cash proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, of $26.7 million.

In July 2018, we closed our initial public offering of 15,969,563 shares of common stock at a price of $4.00 per share. The net proceeds to the Company were $59.3 million, after deducting underwriters’ commissions of approximately $3.7 million and other offering expenses of approximately $0.8 million. In connection with the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the IPO were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of our common stock.

Cash Flows

As of March 31, 2019, we had cash and cash equivalents totaling $51.2 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,333)	$(5,988)
Investing activities	—	—
Financing activities	—	—
Net change in cash and cash equivalents	$(7,333)	$(5,988)

Cash Flows from Operating Activities

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527 and PRV-300, development activities for PRV-101, as well as costs for our recently acquired PRV-3279 and PRV-015 program. Our working capital was $48.9 million as of March 31, 2019.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2018 and primarily related to clinical development programs for PRV-6527 and PRV-300 and the development program for PRV-101.

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2019 and March 31, 2018, respectively.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the three months ended March 31, 2019 and March 31, 2018, respectively.

Commitments and Contractual Obligations

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of March 31, 2019, we have not achieved any milestones that would trigger payments to Vactech.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s Disease and UC. We are obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s Disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with us and we will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of March 31, 2019, we have not achieved any milestones that would trigger payments to Janssen under the CSF-1R License Agreement.

In April 2017, we entered into the Janssen TLR3 License Agreement, pursuant to which Janssen Sciences Ireland UC granted us exclusive global rights for the purpose of developing and commercializing an anti-TLR3 antibody named JNJ-42915925 (renamed PRV-300). We evaluated PRV-300 for UC in a recently completed Phase 1b trial (the PULSE study). See Note 13 – Subsequent Events for the announcement of top-line results of the PULSE study. Under the TLR3 License Agreement, we will be obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. As of March 31, 2019, we have not achieved any milestones that would trigger payments to Janssen under the TLR-3 License Agreement.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of March 31, 2019, we have paid Intravacc a total of approximately 5.0 million euros, or approximately $6.0 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of March 31, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of March 31, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. The equity investment will coincide with our future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to our CSF-1R program. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of March 31, 2019, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

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

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. We also grant performance-based stock options. The grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. We record actual forfeitures in the period the forfeiture occurs.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three months ended March 31,
	2019	2018

Exercise Price	$2.26	$2.50
Expected volatility	66%	62%
Expected dividends	—	—
Expected term (in years)	6.6	5.7
Risk-free interest rate	2.41%	2.60%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

Prior to our IPO, we determined that a PWERM was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. Our common stock valuations as of April 25, 2017, June 30, 2017, September 11, 2017, September 30, 2017, December 1, 2017, December 31, 2017, March 1, 2018, March 31, 2018, May 7, 2018, June 30, 2018 and July 18, 2018 were prepared using the PWERM.

Our board of directors and management developed best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involved inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

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

The fair value of the warrants was determined using the Black-Scholes option-pricing model and were re-measured to fair value at each financial reporting period date with any changes in fair value recognized in the statements of operations. See Note 8 to our financial statements in Part I-Item 1 of this Quarterly Report on Form 10-Q for further information.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies”, in the accompanying notes to financial statements, which is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2018. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we have used approximately $18.3 million of the net offering proceeds primarily to fund ongoing development activities for PRV-6527, PRV-300, PRV-031, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018, (ii) Condensed Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2019 and 2018 (iv) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

May 8, 2019

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

