Form 10-Q
period 2019-06-30
Provention Bio, Inc.
filed 2019-08-06
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of the close of business on August 2, 2019, 39,337,282 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended June 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or early stages of clinical development;

●	our ability, or that of our third-party manufacturers, to manufacture GMP batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to attract and retain key executives and medical and scientific personnel;

●	our ability to successfully complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our lack of a sales and marketing organization and our ability to commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party CROs to conduct our clinical trials, including those in the U.S. and internationally;

●	our ability to maintain or protect the validity of our licensed patents and other intellectual property;

●	our ability to internally develop new inventions and intellectual property

●	our ability to compete within the market for our product candidates, if approved;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,259	$58,539
Prepaid expenses and other current assets	1,187	2,990
Total assets	$42,446	$61,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,801	$568
Accrued expenses	1,237	1,303
Total current liabilities	5,038	1,871

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 37,369,895 shares issued and outstanding at June 30, 2019; 37,361,562 shares issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	96,156	95,430
Accumulated deficit	(58,752)	(35,776)
Total stockholders’ equity	37,408	59,658
Total liabilities, preferred stock and stockholders’ equity	$42,446	$61,529

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,550	$9,161	$20,572	$13,544
General and administrative	1,707	1,004	2,944	1,657
Total operating expenses	12,257	10,165	23,516	15,201
Loss from operations	(12,257)	(10,165)	(23,516)	(15,201)
Interest income	253	45	540	102
Change in fair value of warrant liability	—	(219)	—	(303)
Loss before income tax benefit	(12,004)	(10,339)	(22,976)	(15,402)
Income tax benefit	—	—	—	—
Net loss	$(12,004)	$(10,339)	$(22,976)	$(15,402)
Accretion on Series A Convertible Redeemable Preferred Stock	—	(126)	—	(251)
Net loss attributable to common stockholders	$(12,004)	$(10,465)	$(22,976)	$(15,653)

Net loss per common share, basic and diluted	$(0.32)	$(1.05)	$(0.61)	$(1.57)
Weighted average common shares outstanding, basic and diluted	37,363	10,000	37,362	10,000

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except per share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2019	—	$—	37,362	$4	$95,430	$(35,776)	$59,658
Stock-based compensation	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	(10,972)	(10,972)
Balance at March 31, 2019	—	$—	37,362	$4	$95,674	$(46,748)	$48,930
Issuance of common stock in connection with stock option exercises	—	—	8	—	21	—	21
Stock-based compensation	—	—	—	—	461	—	461
Net loss	—	—	—	—	—	(12,004)	(12,004)
Balance at June 30, 2019	—	$—	37,370	$4	$96,156	$(58,752)	$37,408

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholder’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2018	11,382	$26,185	10,000	$1	$3,264	$(9,298)	$(6,033)
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	125	—	—	(125)	—	(125)
Stock-based compensation	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	(5,063)	(5,063)
Balance at March 31, 2018	11,382	$26,310	10,000	$1	$3,238	$(14,361)	$(11,122)
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	126	—	—	(126)	—	(126)
Fair value of warrants issued in connection with the acquisition of product rights	—	—	—	—	3,978	—	3,978
Stock-based compensation	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	(10,339)	(10,339)
Balance at June 30, 2018	11,382	$26,436	10,000	$1	$7,505	$(24,700)	$(17,194)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(22,976)	$(15,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	705	514
Stock-based consideration in connection with acquisition of product rights (Note 5)	—	3,978
Change in fair value of warrant liability	—	303

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,803	(752)
Accounts payable	3,233	428
Accrued expenses	(66)	(13)
Net cash used in operating activities	(17,301)	(10,944)

Financing activities
Deferred financing costs related to initial public offering	—	(681)
Proceeds from exercise of stock options	21	—
Net cash provided by (used in) financing activities	21	(681)

Net decrease in cash and cash equivalents	(17,280)	(11,625)
Cash and cash equivalents at beginning of period	58,539	21,834
Cash and cash equivalents at end of period	$41,259	$10,209

Supplemental disclosure of non-cash financing transactions:
Accretion of Series A Convertible Redeemable Preferred Stock	$—	$(251)

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

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2018, as filed with the SEC on March 19, 2019.

In the opinion of management, the unaudited financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2019, the Company had an accumulated deficit of $58.8 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017 and its initial public offering (“IPO”) in July 2018.

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

4. CAPITALIZATION

As of June 30, 2019, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 37,369,895 shares were issued and outstanding. In addition, as of June 30, 2019, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which, none were issued and outstanding.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

5. LICENSE AND OTHER AGREEMENTS

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of June 30, 2019, the Company has not achieved any milestones that would trigger payments to Vactech.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Pharmaceutica NV (the “CSF-1R License Agreement”), pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (CSF-1R) inhibitor for inflammatory bowel diseases including Crohn’s Disease and ulcerative colitis (UC). The Company is obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with the Company and it will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by Provention without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach and expires upon the expiration of Provention’s last obligation to make royalty payments to Janssen. As of June 30, 2019, the Company has not achieved any milestones that would trigger payments to Janssen.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Sciences Ireland UC (the “TLR3 License Agreement”), pursuant to which Janssen Sciences Ireland UC granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-Toll-Like Receptor 3 (TLR3) antibody. The Company evaluated PRV-300 for UC in a recently completed Phase 1b trial (the PULSE study). See Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations – Recent Company Developments for disclosure of top-line results of the PULSE study. Under the TLR3 License Agreement, the Company is obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. The TLR3 License Agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party and expires upon the expiration of the Company’s last obligation to make royalty payments to Janssen. Janssen supplied drug product for the completed Phase 1b PULSE Study. As of June 30, 2019, the Company has not achieved any milestones that would trigger payments to Janssen. The Company plans to return the rights to PRV-300 to Janssen and exercise its termination rights under the TLR3 License Agreement in the second half of 2019.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2019, the Company had paid Intravacc a total of approximately 6.0 million euros, or approximately $7.2 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

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

As of June 30, 2019, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

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

6. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the three months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Net loss, basic	$(12,004)	$(10,339)	$(22,976)	$(15,402)
Accretion of Series A Convertible Redeemable Preferred Stock	—	(126)	—	(251)
Net loss attributable to common stockholders	$(12,004)	$(10,465)	$(22,976)	$(15,653)

Weighted average common shares outstanding, basic and diluted	37,363	10,000	37,362	10,000
Net loss per common share, basic and diluted	$(0.32)	$(1.05)	$(0.61)	$(1.57)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Series A Convertible Redeemable Preferred Stock	—	11,382	—	11,382
Warrants	4,588	2,991	4,588	2,991
Stock options	5,768	2,656	5,768	2,656

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018

Accrued research and development costs	$632	$1,023
Accrued professional fees	446	126
Other accrued liabilities	159	154
Total accrued expenses	$1,237	$1,303

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of June 30, 2019 or December 31, 2018. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 9) were previously classified as Level 3. During the three and six months ended June 30, 2018, the Company recorded $0.2 million and $0.3 million, respectively, of expense related to the change in the fair value (an increase) of the Series A Preferred Stock warrant liability. Upon the completion of the IPO in July 2018, these warrants converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain redemption provisions outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

There were no recurring or non-recurring measurements of fair value as of June 30, 2019, as of December 31, 2018 or during the three and six months ended June 30, 2019 with respect to assets and liabilities.

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

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of June 30, 2019, there were options to purchase an aggregate of 5,768,475 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,050,893 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2019. As of June 30, 2019, there were 1,133,509 shares available for future grants.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$277	$287	$376	$341
General and administrative	184	128	329	173
Total share-based compensation expense	$461	$415	$705	$514

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

A summary of option activity for the six months ended June 30, 2019 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2018	3,476	$2.85	8.8 years	$—
Granted	2,460	$10.45
Exercised	(8)	$2.50
Forfeited or expired	(160)	$4.00
Outstanding at June 30, 2019	5,768	$6.06	9.0 years	$35,683
Exercisable at June 30, 2019	1,385	$2.71	8.2 years	$13,014

The weighted average grant-date fair value of options granted during the six months ended June 30, 2019 was $6.86 per share. As of June 30, 2019, there were approximately 1,760,000 unvested options subject to performance-based vesting criteria with approximately $9.1 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of June 30, 2019, there were approximately 2,623,000 unvested options outstanding subject to time-based vesting with approximately $10.2 million of unrecognized compensation expense which will be recognized over a period of 3.5 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cash proceeds from options exercised	$21	$—	$21	$—
Aggregate intrinsic value of options exercised	81	—	81	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six months ended June 30,
	2019	2018

Exercise Price	$10.45	$2.50
Expected volatility	72%	62%
Expected dividends	—	—
Expected term (in years)	6.3	5.7
Risk-free interest rate	1.94%	2.60%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

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

12. RELATED PARTY TRANSACTIONS

The Company paid transition service fees to Vactech of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2018. The Company made only de minimis payments to Vactech during the three and six months ended June 30, 2019.

In connection with the Company’s Asset Purchase Agreement with MacroGenics, the Company made payments of approximately $0.3 million to Tolerance Therapeutics, Inc. during the three and six months ended June 30, 2018. The Company did not make any payments to Tolerance Therapeutics Inc. during the three and six months ended June 30, 2019. Dr. Bluestone, who was appointed to our board of directors in March 2019, is a majority stockholder in Tolerance Therapeutics, Inc.

13. SUBSEQUENT EVENTS

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

On August 2, 2019, the U.S. Food and Drug Administration (“FDA”) granted breakthrough therapy designation (“BTD”) to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

On August 2, 2019, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC (“Leerink”) and Cantor Fitzgerald & Co. (“Cantor”) (collectively, the “Agents”) pursuant to which Leerink and Cantor will be serving as the Company’s sales agent to sell up to $50 million of shares of the Company’s common stock through an “at the market offering.”

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

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable and we may never achieve profitability.

We have not generated any revenue to date and through June 30, 2019, and we had an accumulated deficit of $58.8 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, and our initial public offering, or IPO, which closed in July 2018.

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

Recent Company Developments

Clinical Data & Safety

PRV-031 (teplizumab, anti-CD3 mAb)

On June 9, 2019, we announced results from a Phase 2 clinical trial in patients with Stage 2 T1D (Teplizumab for Prevention of Type 1 Diabetes In Relatives “At-Risk”) conducted at TrialNet sites and sponsored by the NIDDK, part of the National Institutes of Health, or NIH, which evaluated PRV-031, a humanized, anti-CD3 mAb for the interception of T1D, in 76 patients with stage 2 T1D. The trial results showed that PRV-031 significantly delayed the median onset of clinical diabetes from 24.4 months (placebo) to 48.4 months (teplizumab) (p=0.006). PRV-031 is the first potential immune modulator therapy that has demonstrated a delay in the onset of clinical disease in T1D.

The results from At-Risk study were reported at the American Diabetes Association meeting on June 9, 2019 and published in the New England Journal of Medicine. A total of 76 subjects were enrolled and randomized, 44 to teplizumab and 32 to placebo. The safety profile in At-Risk subjects who received a single course of teplizumab was consistent with those from subjects with newly-diagnosed clinical T1D who received two courses of the drug.

On August 2, 2019, the U.S. Food and Drug Administration granted breakthrough therapy designation (“BTD”) to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

PRV-300 (anti-TLR3 mAb)

On May 8, 2019, we announced preliminary top-line results from our Phase 1b clinical trial (the PULSE study), which evaluated PRV-300, an anti-TLR3 (toll-like receptor 3) mAb, in 37 patients with active, moderate-to-severe ulcerative colitis, or UC.

PRV-300 met the primary safety and tolerability endpoint over the twelve-week study period and also demonstrated TLR3 target engagement and proof-of-mechanism. However, improvements in solely secondary and exploratory clinical, endoscopic, histologic and other UC-related efficacy endpoints were not observed over background medication, suggesting that elevated TLR3 gene signatures previously observed in UC patients, as well as in the PULSE clinical trial, are downstream or circumstantial effects that do not contribute significantly to causal pathology.

We plan to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

PRV-101 (polyvalent CVB vaccine)

We have experienced certain delays in the manufacturing of a polyvalent CVB vaccine for use in toxicology testing that will delay the filing of a clinical trial application (CTA) and the start of the first-in-human study by approximately six to twelve months.

Our Focus and Pipeline

Inflammation is a natural consequence of most infections as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. In addition to directly damaging tissues and organs, an infection can sometimes result in the excessive release of toxic immune mediators leading to a potentially life-threatening acute pathological immune response. When patients have the requisite genetic predisposition, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. These sustained pathological responses have been linked to an increased susceptibility to chronic debilitating and potentially life-threatening diseases like inflammatory bowel disease, diabetes, cancer, and certain neurological disorders.

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●

PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and, potentially, for delaying and/or preventing disease progression in subjects at risk of developing T1D, which has been designated by the FDA, as orphan drug for the treatment of newly-diagnosed T1D and recently received breakthrough therapy designation on August 2, 2019;

●

PRV-015: a human anti-interleukin 15, or IL-15, mAb for the treatment of gluten-free diet non-responsive celiac disease, or NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication;

●

PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, or APCs, to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease;

●

PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

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

Top-line results from a National Institute of Diabetes and Digestive and Kidney Diseases-sponsored study conducted at TrialNet sites for preventing disease progression in patients at-risk of developing T1D were publicly reported on June 9, 2019.

On August 2, 2019, the FDA granted BTD to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

We expect to report top line results from the Phase 3 PROTECT study in 2022.

We expect to initiate dialogue with the FDA during the third quarter of 2019 to determine next steps to streamline the development of PRV-031 and expedite the filing of a Biologics License Application (“BLA”).

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We are planning a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and will undertake additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the first half of 2020.

PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease	We are conducting a Phase 2a clinical trial (the PRINCE study) in 93 patients who have moderate to severe Crohn’s disease.	We expect to report top line results in the fourth quarter of 2019.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy	We are designing a Phase 1b and 2a study (the PREVAIL study) to evaluate the safety and the effects of PRV-3279 in healthy volunteers and patients with SLE.	We expect to commence the Phase 1b portion of the PREVAIL study in the third quarter of 2019.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to file a clinical trial application (CTA) and start the first-in-human study in 2021.

PRV-300 (anti-TLR3 mAb) for the treatment of severe viral infections	We plan to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations, or CMOs, on our behalf. Our development efforts from inception through June 30, 2019, were principally related to the acquisition and development of our six programs detailed in the Pipeline description immediately above.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Increase
	2019	2018	(Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$10,550	$9,161	$1,389
General and administrative	1,707	1,004	703
Total operating expenses	12,257	10,165	2,092
Loss from operations	(12,257)	(10,165)	2,092
Interest income	253	45	208
Change in fair value of warrant liability	—	(219)	(219)
Loss before income tax benefit	(12,004)	(10,339)	1,665
Income tax benefit	—	—	—
Net loss	(12,004)	(10,339)	1,665
Accretion on Series A Convertible Redeemable Preferred Stock	—	(126)	(126)
Net loss attributable to common stockholders	$(12,004)	$(10,465)	$1,539

Net loss per common share, basic and diluted	$(0.32)	$(1.05)
Weighted average common shares outstanding, basic and diluted	37,363	10,000

Research and Development Expenses

Research and development expenses were $10.6 million for the three months ended June 30, 2019, an increase of $1.4 million, compared to $9.2 million for the three months ended June 30, 2018. The increase related primarily to an increase in clinical development expenses for PRV-031 and PRV-101. Research and development expenses for the three months ended June 30, 2018 primarily related to non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, and internal personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2019, an increase of $0.7 million, compared to $1.0 million for the three months ended June 30, 2018. General and administrative expenses primarily included $0.7 million in personnel costs, including stock-based compensation, $0.5 million in professional fees and legal expenses and approximately $0.4 million in insurance and other costs associated with being a public company. General and administrative expenses for the three months ended June 30, 2018 primarily included $0.5 million in professional fees and legal expenses and $0.4 million in personnel costs, including stock-based compensation.

Interest Income

Interest income was $0.3 million during the three months ended June 30, 2019 compared to $0.1 million during the three months ended June 30, 2018. The increase in interest income during the three months ended June 30, 2019 related primarily to an increase in average cash and cash equivalents balances that resulted from the net proceeds of our IPO in July 2018.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.2 million during the three months ended June 30, 2018 and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock, as determined using a Black Scholes option-pricing model.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, the Company did not record any gain or loss related to the warrant liability during the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30, 2019
	2019	2018	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$20,572	$13,544	$7,028
General and administrative	2,944	1,657	1,287
Total operating expenses	23,516	15,201	8,315
Loss from operations	(23,516)	(15,201)	8,315
Interest income	540	102	438
Change in fair value of warrant liability	—	(303)	(303)
Loss before income tax benefit	(22,976)	(15,402)	7,574
Income tax benefit	—	—	—
Net loss	(22,976)	(15,402)	7,574
Accretion on Series A Convertible Redeemable Preferred Stock	—	(251)	(251)
Net loss attributable to common stockholders	$(22,976)	$(15,653)	$7,323

Net loss per common share, basic and diluted	$(0.61)	$(1.57)
Weighted average common shares outstanding, basic and diluted	37,362	10,000

Research and Development Expenses

Research and development expenses were $20.6 million for the six months ended June 30, 2019, an increase of $7.0 million, compared to $13.5 million for the six months ended June 30, 2018. The increase related primarily to an increase in clinical development expenses for PRV-031 and PRV-101. Research and development expenses for the six months ended June 30, 2018 primarily related to non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, and internal personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the six months ended June 30, 2019, an increase of $1.3 million, compared to $1.7 million for the six months ended June 30, 2018. General and administrative expenses primarily included $1.1 million in personnel costs, including stock-based compensation, $0.9 million in professional fees and legal expenses and approximately $0.7 million in insurance and other costs associated with being a public company. General and administrative expenses for the six months ended June 30, 2018 primarily included $0.7 million in personnel costs, including stock-based compensation, and $0.7 million in professional fees and legal expenses.

Interest Income

Interest income was $0.5 million during the six months ended June 30, 2019 compared to $0.1 million during the six months ended June 30, 2018. The increase in interest income during the six months ended June 30, 2019 related primarily to an increase in average cash and cash equivalents balances that resulted from the net proceeds of our IPO in July 2018.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.3 million during the six months ended June 30, 2018 and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock, as determined using a Black Scholes option-pricing model.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, the Company did not record any gain or loss related to the warrant liability during the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of our equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of June 30, 2019, we had cash and cash equivalents of $41.3 million. We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015, PRV-6527, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We believe that our current cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next twelve months from the issuance date of these financial statements. We plan to raise additional capital through equity offerings. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. In the event that the we are able to raise capital, subject to certain terms and conditions set forth in the Amgen Agreement described herein, Amgen has agreed to make an equity investment of up to $20.0 million in our securities. This equity investment is expected to coincide with our potential future financing events, if any, or potential receipt of non-dilutive milestone payment from a third party, including but not limited to Janssen related to our CSF-1R program. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements in 2019 and into 2020 will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including the PROTECT clinical study, which commenced in April 2019, the recent breakthrough therapy designation by the FDA for PRV-031 and the related path towards a potential BLA submission for PRV-031. Other factors include expenses related to the PRINCE clinical study of PRV-6527, the initiation of the PREVAIL clinical study of PRV-3279, and development efforts for PRV-101 and PRV-015.

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

On August 2, 2019, we entered into the Sales Agreement with Leerink and Cantor pursuant to which Leerink and Cantor will be serving as our sales agent to sell up to $50 million of shares of our common stock through an “at the market offering.”

Cash Flows

As of June 30, 2019, we had cash and cash equivalents totaling $41.3 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,301)	$(10,944)
Investing activities	—	—
Financing activities	21	(681)
Net change in cash and cash equivalents	$(17,280)	$(11,625)

Cash Flows from Operating Activities

Net cash used in operating activities was $17.3 million for the six months ended June 30, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527, PRV-300, PRV-3279, development activities for PRV-101, as well as costs for our recently acquired PRV-015 program. Our working capital was $37.4 million as of June 30, 2019.

Net cash used in operating activities was $10.9 million for the six months ended June 30, 2018 and primarily related to cash used to fund clinical development activities for PRV-300 and PRV-6527 and development activities for PRV-101.

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2019 and June 30, 2018, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $21 thousand for the six months ended June 30, 2019 and related to proceeds from stock option exercises during the period.

Net cash used in financing activities for the six months ended June 30, 2018 relate to deferred financing costs incurred in connection with our IPO, which was completed in July 2018.

Commitments and Contractual Obligations

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of June 30, 2019, we have not achieved any milestones that would trigger payments to Vactech.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We are obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the Crohn’s disease indication. Janssen will supply product for the clinical trial. At the conclusion of the Phase 2a study, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with us and we will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of June 30, 2019, we have not achieved any milestones that would trigger payments to Janssen under the CSF-1R License Agreement.

In April 2017, we entered into a License, Development and Commercialization Agreement with Janssen, pursuant to which Janssen Sciences Ireland UC granted us exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-TLR3 antibody. Under the TLR3 License Agreement, we will be obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. The TLR3 License Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party and expires upon the expiration of our last obligation to make royalty payments to Janssen. Janssen supplied drug product for the completed Phase 1b PULSE study. The Company plans to return the rights to PRV-300 to Janssen and exercise its termination rights under the TLR3 License Agreement in the second half of 2019.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2019, we have paid Intravacc a total of approximately 6.0 million euros, or approximately $7.2 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of June 30, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the License Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of June 30, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s issuance of 1,948,474 net shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. The equity investment will coincide with our future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to our CSF-1R program. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of June 30, 2019, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six months ended June 30,
	2019	2018

Exercise Price	$10.45	$2.50
Expected volatility	72%	62%
Expected dividends	—	—
Expected term (in years)	6.3	5.7
Risk-free interest rate	1.94%	2.60%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2018. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. Except as set forth below, there have been no material changes in risk factors from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any corporate office or laboratory space and our employees all work remotely. We outsource our information technology, payroll and certain other functions.

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

We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future. For the years ended December 31, 2018 and 2017, we had a net loss of $26.8 million and $9.5 million, respectively, and as of June 30, 2019, we had an accumulated deficit of $58.8 million and $41.3 million in cash and cash equivalents. We believe our current cash and cash equivalents will be sufficient to fund projected operating requirements for at least the next twelve months from the issuance date of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will need substantial additional capital to fund the clinical development program for all of our product candidates. In particular, we will need additional capital to fund the completion of the PROTECT study, a pivotal Phase 3 clinical trial of PRV-031 in type 1 diabetes, or T1D, commenced in April 2019 with top-line data, based on current estimates, not available until 2022, including to produce additional drug supply in order to complete the PROTECT study.

We do not have any prospective financing arrangements or credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. In the event that we are able to raise capital, subject to certain terms and conditions set forth in the Amgen Agreement described above, Amgen has agreed to make an equity investment of up to $20.0 million in our securities. This equity investment is expected coincide with our potential future financing events, if any, or potential receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to our CSF-1R program. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and could require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for our product candidates, in-license or acquire additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

If we do not raise additional capital when required or on acceptable terms, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or cease operations altogether, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize.

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

Any material increases in our operating expenses will have a material impact on our financial condition and business operations. In addition, if we are unable to correctly estimate or control our future operating expenses, we may need to raise additional capital or delay or cease development of one or more of our product candidates, which could have a material adverse effect on our business, operating results and prospects.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of our product candidates, one of which did not meet its primary endpoint in a prior Phase 3 clinical trial, and three of which have not yet demonstrated efficacy for their target indication or any other indications in Phase 2 clinical trials. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are either in various stages of clinical development or late stages of preclinical development. We do not generate revenues from any approved drug products. We are or will be conducting human clinical trials of our product candidates.

Our clinical trial of PRV-031 in T1D is currently being conducted in the United States. We plan to add sites in Canada and European countries. PRV-031 has an active Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration, or FDA, and Clinical Trial Application, or CTA (the foreign equivalent of an IND). We are in the process of submitting CTAs in all intended countries.

Our Phase 2a clinical trial in Crohn’s Disease, or CD, is being conducted entirely in seven European countries, all of which have provided regulatory authority approval. PRV-6527 has an active IND with the FDA for indications other than CD in the United States. We do not have any clinical trial sites in the United States and have had no interactions with the FDA, and for that reason have not submitted INDs to the FDA for any of the irritable bowel disease, or IBD, or CD indications. However, Janssen Pharmaceuticals, Inc., or Janssen, studied PRV-6527 under INDs in other indications.

We have submitted amendments to the INDs for PRV-3279 for clinical development B-cell directed immune diseases. We will be submitting an IND or CTA to the FDA, European Medicines Agency, or EMA, or other international regulatory authorities seeking approval to initiate Phase 1 clinical trials in humans in the United States, European Union or other countries for a coxsackie B virus, or CVB, vaccine for the prevention of acute CVB infection, which has been linked to the development of T1D and T1D-associated celiac disease. We intend to conduct toxicology studies for PRV-015 and commence human clinical trials of our other product candidates for T1D, celiac disease and lupus and will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence any clinical trials. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates. We cannot assure you that our product candidates will be successfully developed or commercialized. If we are unable to develop, or obtain regulatory approval for, or, if approved, to successfully commercialize our product candidates, it could have a material adverse effect on our business, operating results and prospects.

We may encounter substantial delays in completing our clinical trials which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required Institutional Review Board, or IRB, or Ethics Committee, or EC, approval at each clinical trial site;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	imposition of a clinical hold by regulatory agencies;
●	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our other product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if approved at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be required to change the way the product is administered;
●	be required to perform additional preclinical or clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of a product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be sued; or
●	experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining marketing approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

We have conducted and are conducting clinical trials outside the United States and anticipate conducting additional clinical trials outside the United States, and the FDA may not accept data from such trials.

We are currently conducting clinical trials for our product candidates in countries outside of the United States and we anticipate that we will conduct additional clinical trials in countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

Risks inherent in conducting international clinical trials include, but are not limited to:

●	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
●	foreign currency fluctuations which could negatively impact our financial condition since certain payments are paid in local currencies;
●	manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing of drug product candidates is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA, EMA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our product candidates will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our product candidates may not be successful.

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

We have not submitted an NDA or a BLA to the FDA or comparable applications to other regulatory authorities. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of nonclinical or toxicology studies may not support the filing of an IND or foreign equivalent for our CVB vaccine product candidate;
●	the FDA, EMA, or comparable foreign regulatory authorities or IRBs or ECs may disagree with the design or implementation of our clinical trials;
●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;
●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, or other regulatory agencies for marketing approval;
●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;
●	patients in our clinical trials may suffer adverse events for reasons that may or may not be related to our product candidates;
●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other marketing application or to obtain regulatory approval in the United States or elsewhere;

●	The potential for the FDA, EMA or other regulatory authorities to require additional studies, including a second phase 3 study for the PRV-031 program in T1D, which may require us to raise additional capital and may delay the approval of our product candidates;
●	the FDA, EMA, or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;
●	our failure to demonstrate to the satisfaction of the FDA, EMA, or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	we may fail to demonstrate that a product candidate’s clinical benefits outweigh its safety risks;
●	immunogenicity might affect a product candidate efficacy and/or safety;
●	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	data collected from clinical trials of our product candidates may be insufficient to support the submission and filing of a marketing application or to obtain marketing approval. For example, the FDA may require additional studies to show that our product candidates are safe or effective;
●	the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
●	we may fail to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
●	the third-party manufacturers with whom we contract for clinical and commercial supplies may be unable to produce sufficient quantities of our product candidates in a timely manner;
●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval; or
●	the FDA, EMA or comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.

Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA, or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy, or REMS. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D and T1D-associated celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA or EMA prior to receiving approval in the United States or European Union to market the CVB vaccine to prevent T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA’s satisfaction the connection between the CVB virus and the onset of T1D.

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

We have never developed and obtained approval for any product candidates or commercialized any product candidates. We have limited product candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond our product candidates. We cannot be certain that any of our product candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully obtain regulatory approval or commercialize any of our product candidates for their targeted indications, whether as stand-alone therapies or in combination with other therapeutic agents, and if we are unable to acquire additional product candidates in the future, our business will be adversely affected.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;
●	relative convenience, dosing burden and ease of administration;
●	the prevalence and severity of any adverse events;
●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;
●	efficacy of our product candidates compared to competing products;
●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;
●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;
●	pricing and cost-effectiveness;
●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;
●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in approved labeling from regulatory authorities;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

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

Pursuant to our license agreement with an affiliated entity of Janssen covering our CSF-1R inhibitor product candidate, we are obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the CD indication and, upon completion of the Phase 2a clinical trial, Janssen has the option, exercisable within 90 days of the completion of the trial, to elect to assume control over all distribution activities with respect to this product, including pricing and marketing decisions, for a one-time fee, and/or to buy back the rights to this product for a one-time fee and royalty payments. In the first quarter of 2018, we initiated the Phase 2a proof of concept clinical trial, referred to as the PRINCE study, for which we expect to report top line results in the fourth quarter of 2019. There can be no assurance that Janssen’s strategic direction will be in line with ours should it exercise its right to assume control of distribution activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement in the event Janssen exercises its option to buy back the rights to the CSF-1R inhibitor product candidate.

Amgen has the right to assume control over the activities of our anti-IL-15 mAb product candidate.

Pursuant to our License and Collaboration Agreement with Amgen, or the Amgen Agreement, Amgen reserves the right, at any time until 120 days after the delivery of the final data package relating to the Phase 2b PROACTIVE study that we expect to commence in the first half of 2020, to assume control over all activities with respect to our anti-IL-15 monoclonal antibody, or mAb, product candidate, including pricing and marketing decisions, after the payment of a $150.0 million milestone. There can be no assurance that Amgen’s strategic direction will be in line with ours should it assume control of activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement.

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

Our potential competitors both in the United States and throughout the world include companies developing and/or marketing drugs and therapeutic solutions for immune-mediated diseases, including oncological, autoimmune and inflammatory diseases, as well as companies working in our specific fields, including T1D, enteroviral and emerging viral diseases, lupus, and inflammatory bowel diseases, such as CD.

There can be no assurance that our product candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved products will not make our product candidates superfluous or obsolete.

Our product candidates may face competition sooner than expected.

We intend to seek data exclusivity or market exclusivity for our monoclonal antibodies PRV-031 and PRV-015, our DART molecule PRV-3279 and our PRV-101 CVB vaccine product candidates provided under the Federal Food, Drug and Cosmetic Act, or FDCA, and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Health Care Reform Law. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label promotion. The FDA has also requested that certain companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under federal and state healthcare programs such as Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

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

We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the bulk drug substance or the active pharmaceutical ingredient, or API, in our product candidates for use in our clinical trials or for commercial products, if any. As a result, we are obligated to rely on contract manufacturers for clinical supplies of our product candidates and will be obligated, if and when any of our product candidates are approved for commercialization, to rely on contract manufacturers for commercial supply. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on acceptable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, EMA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or equivalent applications to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, to the extent applicable, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

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

Our current PRV-031 drug supply will not fully supply the PROTECT study to completion and we will need to produce new drug supply to complete the PROTECT study and to demonstrate that the new drug supply is comparable to the old supply. Further, the PROTECT study will need to include data from a sufficient number of subjects dosed with this new drug supply in this clinical trial to demonstrate safety and efficacy in order to obtain regulatory approval. If our third-party manufacturer is unable to produce a sufficient and comparable new drug supply to complete the PROTECT study in a timely manner, we may be required to suspend the PROTECT study until sufficient amounts of the new drug supply are produced. This may result in increased clinical trial costs and delays in obtaining regulatory approval for PRV-031. Such delays would in turn delay the marketing and commercialization of PRV-031, which would materially and adversely affect our business.

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

We rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical trials. We plan to rely heavily on these parties for execution of clinical trials for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design the clinical trials for our product candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

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

The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA, EMA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trials at the rate we expect;
●	a facility manufacturing any of our product candidates being ordered by the FDA, EMA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	subjects experiencing severe or unexpected adverse events;
●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;
●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
●	inspections of clinical trial sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;
●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	deviations of the clinical sites from trial protocols or dropping out of a trial;
●	adding new clinical trial sites;
●	the inability of our CRO to execute any clinical trials for any reason; and
●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced.

Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

The treatment of recent-onset T1D is an orphan indication, and PRV-031 has been designated as an orphan drug for this indication by the FDA. Some of the subsets of lupus erythematosus are orphan indications (e.g., lupus nephritis).

However, there is no guarantee that the FDA, EMA or its foreign equivalents will grant any future application for orphan drug designation for any of our other product candidates, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.

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

As a result, even though we have received orphan drug exclusivity for PRV-031 for the treatment of recent-onset T1D in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of PRV-031 or if the FDA finds that a subsequent applicant for recent-onset T1D demonstrates clinical superiority to PRV-031.

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

For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to chemistry, manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional preclinical or clinical studies may delay approval by the FDA, even if the product candidate qualifies for a breakthrough therapy designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

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

As our development and commercialization plans and strategies continue to develop, we intend to expand the size of our employee and consultant/contractor base. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to develop and commercialize our product candidates and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

Risks Related to Ownership of our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for stockholders.

The market price of our common stock has been volatile and can be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, the reporting of results of our clinical trials or partner-sponsored clinical trials involving our programs. These factors include those discussed in this “Risk Factors” section of our annual report on Form 10-K and quarterly reports on Form 10-Q and others such as:

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

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is listed on The Nasdaq Capital Market, or Nasdaq, the market for our shares has demonstrated varying levels of trading activity and an active public market for our shares may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We only recently obtained research coverage by securities and industry analysts. If there are insufficient securities or industry analysts covering us, the market price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36% of our voting stock as of June 30, 2019. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

In addition, as of June 30, 2019, 11,490,368 shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our amended and restated certificate of incorporation and bylaws contains provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the ability of our board of directors to amend our bylaws without obtaining stockholder approval;
●	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

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

MDB Capital Group, LLC acted as sole book-running manager for the offering. Dougherty & Company LLC acted as qualified independent underwriter for the offering. Anthony DiGiandomenico, a member of our board of directors, is a co-founder of MDB.

As of June 30, 2019, we have used approximately $28.2 million of the net offering proceeds primarily to fund ongoing development activities for PRV-031, PRV-6527, PRV-300, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

We have not used any of the net proceeds from the offering to make payments by us, directly or indirectly, to any director or officer of ours (other than payment in the ordinary course of business of salaries and/or director fees) or to any of their associates, or to any persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than the underwriting commission paid to MDB Capital Group and underwriter warrants issued to MDB, a portion of which was assigned to Cameron Gray, one of our former directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company has updated its business description as set forth below.

BUSINESS

Our Company

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. We are leveraging a transformational drug development strategy that sources, repositions and advances potential therapeutic candidates that in most instances have undergone previous clinical testing but may have been underdeveloped or deprioritized because of insufficient clinical trial efficacy (i.e., a benefit in endpoints relevant for the disease or condition under study as compared to placebo) or for strategic reasons. Importantly, these product candidates not only appear to have been well-tolerated but have demonstrated proof-of-mechanism (i.e., evidence that the experimental drug has the intended biologic effect in its target and/or pathway) by preventing or intercepting potentially clinically relevant immunopathologic pathways. These characteristics exemplify the profile against which therapeutic candidates are evaluated for strategic refocusing or advancement to the next stage of clinical development. In this context, we are creating a diverse portfolio of innovative solutions targeting opportunities focused on intercepting and preventing immune-mediated disease.

Our mission is to in-license, transform and develop clinical-stage, or nearly clinical-stage, therapeutic candidates targeting the high morbidity, mortality and escalating costs of autoimmune and inflammatory diseases, including: celiac disease, type 1 diabetes, or T1D, Crohn’s disease, or CD, and lupus. Our current development pipeline consists of a Phase 3 product candidate for the interception and possible delay or prevention of T1D, a Phase 2 product candidate for celiac disease, a Phase 2 product candidate for CD, a Phase 1 product candidate for systemic lupus erythematosus, or SLE, and a preclinical candidate that we expect to submit a Clinical Trial Application, or CTA, in 2020 and that we intend to develop for acute coxsackie B virus, also referred to as coxsackie virus B or CVB, infection and the potential prevention or delay in onset of T1D. All of these programs have been selected and acquired or in-licensed because of their therapeutic potential to interrupt, delay, reverse or prevent the onset or progression of life-threatening or debilitating immune-mediated disease.

We preferentially source, reposition, transform and advance underdeveloped or deprioritized clinical-stage, or nearly clinical-stage, therapeutic candidates targeting the interception and prevention of immune-mediated disease. Our “predict” and “pre-empt” therapeutic approach focuses on identifying at-risk patients and intervening before the targeted disease begins, re-appears, exacerbates or progresses. We believe our experience and expertise in translational medicine, immunology, and the design and execution of rapid go/no-go clinical trials makes us unique in the field of immune-mediated disease.

We have access to relevant in-licensing opportunities from industry-leading pharmaceutical companies; innovative, development-stage biotechnology companies; and world-renowned academic centers. To date, we have obtained exclusive worldwide rights to an enterovirus vaccine platform, targeting the prevention of CVB infections and T1D onset, from Vactech Ltd., a Finnish biotechnology company; one clinical-stage product candidate from an affiliated entity of Janssen Pharmaceuticals, Inc., or Janssen, a small molecule targeting an upstream pathological mechanism believed to drive CD; two product candidates from MacroGenics, Inc., a Phase 3 clinical-stage product candidate for the interception and possible delay or prevention of T1D and a Phase 1 clinical-stage product candidate for the potential treatment of SLE; and a Phase 2 clinical-stage product candidate from Amgen, Inc., or Amgen, targeting celiac disease.

Since our inception, we have devoted substantially all our efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any cash flows from operations and need to raise additional capital to finance our operations. We will be dependent on raising substantial additional capital before we become profitable and we may never achieve profitability.

Our Focus and Pipeline

Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. In addition to directly damaging tissues and organs, an infection can sometimes result in the excessive release of toxic immune mediators leading to a potentially life-threatening acute pathological immune response. When patients have the requisite genetic predisposition, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. These sustained pathological responses have been linked to an increased susceptibility to chronic debilitating and potentially life threatening diseases like inflammatory bowel disease, diabetes, cancer, and certain neurological disorders.

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●	PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and, potentially, for delaying and/or preventing disease progression in subjects at risk of developing T1D, which has been designated by the FDA as orphan drug for the treatment of newly-diagnosed T1D and recently received breakthrough therapy designation on August 2, 2019;
●	PRV-015: a human anti-interleukin 15, or IL-15, mAb for the treatment of gluten-free diet non-responsive celiac disease, or NRCD, intercepting the effects of contaminating gluten in celiac disease, the most common autoimmune disorder without any approved medication;
●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, or APCs, to prevent chronic inflammatory responses and progression or relapse in celiac disease;
●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy;
●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and T1D-associated celiac disease; and

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes. The first patient was dosed in April 2019.

Top-line results from a National Institute of Diabetes and Digestive and Kidney Diseases-sponsored study conducted at TrialNet sites for preventing disease progression in patients at high risk of developing T1D were publicly reported on June 9, 2019.

On August 2, 2019, the FDA granted BTD to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

We expect to report top line results from the Phase 3 PROTECT study in 2022.

We expect to initiate dialogue with the FDA during the third quarter of 2019 to determine next steps to streamline the development of PRV-031 and expedite the filing of a BLA.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We are planning a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and will undertake additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the first half of 2020.
PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease	We are conducting a Phase 2a clinical trial (the PRINCE study) in 93 patients who have moderate to severe Crohn’s disease.	We expect to report top line results in the fourth quarter of 2019.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy	We are designing a Phase 1b and 2a study (the PREVAIL study) to evaluate the safety and the effects of PRV-3279 in healthy volunteers and patients with SLE.	We expect to commence the Phase 1b portion of the PREVAIL study in the third quarter of 2019.
PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to file a clinical trial application (CTA) and start the first-in-human study in 2021.
PRV-300 (anti-TLR3 mAb) for the treatment of severe viral infections	We plan to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

OUR PRODUCT CANDIDATES

PRV-031 (teplizumab; anti-CD3 antibody) for T1D

T1D Background Information

T1D is the end result of immune-mediated destruction of the insulin-producing beta cells of the pancreas and is one of the most common and serious chronic conditions occurring in childhood. T1D patients require life-long dependence on insulin products delivered through multiple daily injections or continuous infusion pumps. While the disease presents in children and adults, the vast majority of T1D is diagnosed in children, with more than half of T1D patients diagnosed before the age of 14 years. The life-expectancy of individuals with younger-onset disease is on average 16 years shorter than non-diabetic individuals. Individuals diagnosed before the age of 10 years have a 30-times greater risk of serious cardiovascular outcomes than the general population resulting in decreased life expectancy, compared to healthy individuals. It is believed the loss of beta cells, which is more severe and rapid in younger individuals leading to increased glycemic load, is the cause of increased cardiovascular-related deaths. The disease is believed to occur in genetically susceptible individuals upon exposure to environmental triggers. In addition, because of a similar genetic predisposition, patients with T1D are at high risk of developing celiac disease. Celiac disease is characterized by autoimmunity in the gut and other organs triggered by consumption of gluten and can lead to malnutrition and other complications including a form of cancer called lymphoma. There is no approved therapy for celiac disease.

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

Current Treatment Options and Their Limitations

So far, no curative treatment exists for T1D. Patients with T1D still need to use daily insulin injections to manage blood sugar to within a normal range. However, it is estimated that fewer than one-third of people with T1D in the U.S. achieve target blood glucose levels and insulin injections often cause hypoglycemia (low blood sugar). While insulin injections or infusion allow a person with T1D to stay alive, they do not cure the disease, nor do they necessarily reduce the risk of serious effects and long-term complications of T1D.

While pancreatic and islet cell transplantation offer the ability to normalize glucose levels and remove the dependence on insulin products, there are significant risks. There is risk associated with mandatory immunosuppression, which commonly results in the development of infections that may be life-threatening. Furthermore, pancreas transplantation may be associated with technical complications (vascular thrombosis, pancreatitis, infection, fistulas) as well as acute and chronic organ rejection. Islet cell transplantation can provide better glycemic control and protect patients from hypoglycemic episodes, but only approximately 50% of patients are insulin-free after three years of follow-up.

New approaches are still required and could significantly enhance patient care. In particular, there is a strong need for new preventive or curative treatments. Among the different possible strategies, primary prevention through vaccination seems to be the best candidate considering the potential efficacy and safety balance that needs to be achieved.

T1D Market

According to the International Diabetes Federation, 8.8% of the adult population worldwide has diabetes, among whom 10-15% have T1D. It is estimated that five million people in the U.S. are expected to have T1D by 2050, including nearly 600,000 under 15 years of age. The cost of T1D in the U.S. is estimated to be $14.4 billion each year. Moreover, the incidence of T1D is increasing worldwide and it is estimated that nearly 90,000 children are diagnosed each year. In the period between 2005 and 2020, epidemiologists predict a 70% increase in the incidence of T1D in children in Europe, with the age of onset decreasing and the number of cases in children younger than five years old doubling.

Overview of T1D Biology and PRV-031 Mechanism of Action

T1D is an autoimmune disease. Specialized white blood cells of our immune system, known as self-reactive T cells (also called auto-reactive), are triggered, presumably by CVB viral infection in at least 50% of cases, to attack and destroy beta cells of the pancreas, thus causing a decline in the natural production of insulin. Simultaneously, another type of T cell, regulatory T cells, or Tregs, which normally suppress the activity of self-reactive T cells, fail to do so effectively.

The clinical progression of T1D is relatively well understood, and the progression of T1D is predictable as it is a continuum marked by clinically-relevant biomarkers which identify stages of the disease. In an individual with normoglycemia with genetic risk (primarily driven by HLA haplotypes), the natural evolution of T1D has been described in stages (see figure below).

●	Stage 1: emergence of T1D-related autoantibodies which reflect the initiation of the autoimmune process; this stage is associated with normoglycemia.
●	Stage 2: persistence T1D-related autoantibodies, but with further loss of beta cell function and development of dysglycemia.
●	Stage 3: symptomatic or clinical T1D, when remaining beta cell capacity is insufficient to maintain glucose metabolism.

Stages of Type 1 Diabetes

It is important to note that once subjects develop two or more T1D-related autoantibodies (Stage 1), the progression to clinical T1D (Stage 3) is not a matter of “if” but “when” as greater than 95 percent of the Stage 1 subjects and virtually all of the Stage 2 subjects will progress to Stage 3 necessitating insulin dependence.

PRV-031 (teplizumab, previously known as MGA-031) is a humanized mAb that binds with high specificity to a cell surface protein called CD3. The CD3 protein is a co-receptor that helps activate T cells and direct different kinds of immune responses. Preclinical data suggests that binding of PRV-031 to CD3 triggers events that differentially inhibit the activation of self-reactive T cells without affecting Tregs. This restores the important state of immune tolerance and may prevent self-reactive T cells from attacking beta cells in the pancreas. When administered in Stage 2 subjects, teplizumab delayed progression and onset of clinical T1D. Therefore, if administered shortly after diagnosis in Stage 3 patients we believe PRV-031 will intercept the T1D disease process and slow or prevent the complete destruction of insulin-producing pancreatic beta cells. We believe PRV-031 could slow or stop the progression of T1D in responding Stage 3 patients and potentially delay or prevent dependence on insulin products.

Clinical Development Program

Results from a Phase 2 clinical trial in patients with Stage 2 T1D (Teplizumab for Prevention of Type 1 Diabetes In Relatives “At-Risk”) conducted at TrialNet sites and sponsored by the NIDDK, part of the National Institutes of Health, or NIH were reported at the American Diabetes Association meeting on June 9, 2019 and published in the New England Journal of Medicine. A total of 76 subjects were enrolled and randomized, 44 to teplizumab and 32 to placebo. The data show that teplizumab significantly delayed the median onset of clinical diabetes from 24.4 months (placebo) to 48.4 months (teplizumab) (p=0.006). The safety profile in At-Risk subjects who received a single course of teplizumab was consistent with those from subjects with recent-onset clinical T1D who received two courses of the drug. Teplizumab is the first potential immune modulator therapy that has demonstrated a delay in the onset of clinical disease in T1D.

On August 2, 2019, the FDA granted breakthrough therapy designation to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

In addition, we commenced a Phase 3 clinical trial in pediatric and adolescent patients with newly-diagnosed T1D (Stage 3) and a minimum level of pancreatic beta-cell function based on C-peptide levels at study entry. The study is a randomized, controlled, multi-center study being conducted in North America and Europe. The primary endpoint will evaluate the effect of PRV-031, as compared with placebo, in preserving beta cell function, measured by C-peptide secretion. Secondary endpoints will measure insulin use, HbA1c levels, and hypoglycemic episodes. We expect to enroll approximately 300 patients. The first patient was dosed in April 2019 and we expect to report top line results in 2022.

We believe that combination therapy may enhance the therapeutic benefit of PRV-031 by increasing efficacy, enhancing the durability of response, or restoring insulin production by beta cells. Combination therapies may include beta-cell autoantigens, tolerogenic cytokines, other modalities which could enhance better depletion of self-reactive lymphocytes or increasing the function of Tregs, or agents that could restore beta cell function or mass. We are collaborating with Intrexon and its subsidiary, ActoBio Therapeutics, to explore the combination of PRV-031 and the oral administration of a Lactococcus lactis strain genetically engineered to secrete human proinsulin and human interleukin-10, an anti-inflammatory cytokine. We also plan to explore other combination therapies as the Phase 3 program progresses.

Clinical Evaluation of PRV-031

To date, clinical development of PRV-031 has included both academic and biopharmaceutical sponsors. More than 1,000 subjects have been enrolled in PRV-031 clinical trials, with over 800 subjects receiving PRV-031. These studies represent various doses, formulations, and indications and includes earlier smaller investigator-sponsored studies. The enrollment of patients by therapeutic indication includes: approximately 1,050 T1D patients, eight renal or renal-pancreatic allograft rejection patients, 20 induction immunotherapy in pancreatic islet transplant recipients, 11 psoriatic arthritis patients, one plaque psoriasis patient and 64 high-risk patients for the prevention or delay of onset of developing T1D.

In T1D patients, ten studies have been conducted, of which eight involved intravenous dosing (two Phase 1, three Phase 2, two Phase 3, and an extension study) and one subcutaneous dosing (Phase 1).

Among the T1D studies of PRV-031:

●	In Stage 2, the At-Risk study enrolled Stage 2 individuals who were characterized as having at least two T1D autoantibodies and evidence of hyperglycemia
●	In Stage 3, five studies (Study 1, Study 2, Study 3, Study 4 “AbATE”, and Study 5 “Delay”) were completed under the direction of Dr. Kevan Herold (currently at Yale University) and collaborators. Studies 2, 3 and 4 were sponsored by the Immune Tolerance Network. Four additional studies were conducted by MacroGenics: three with intravenous administration (“Protégé”, “Protégé Extension”, and “Protégé Encore”) and one with subcutaneous administration (SUBCUE) of PRV-031. Among these studies, “Protégé” and “Protégé Encore” were Phase 3 studies. Protégé was the largest completed study for treatment of T1D, which enrolled 516 patients (aged 8 to 35 years and T1D diagnosis within 12 weeks of study entry) and randomized into three PRV-031 dosing regimens compared to placebo. PRV-031 showed promising immunological and clinical activities in these studies and was well tolerated. In particular, PRV-031 treatment preserved normal insulin production as indicated by C-peptide levels and it also reduced the use of insulin products.

Stage 2 Program

Stage 2: At-Risk Study

The At-Risk study was developed and conducted by Type 1 Diabetes TrialNet, funded by the National Institutes of Health, the American Diabetes Association, or the ADA, and the Juvenile Diabetes Research Foundation. The objective of the study was to determine whether treatment of at-risk subjects with teplizumab results in a delay or prevention of T1D. The primary endpoint was completed in 2018. The study was conducted in 18 sites in the United States, Canada and Germany.

Participants over eight years of age with Stage 2 T1D (presence of at least two T1D autoantibodies and dysglycemia, who were non-diabetic relatives of T1D individuals) were randomized 1:1 to receive teplizumab or placebo. Dysglycemia was defined on oral glucose tolerance test (OGTT) as: (a) Fasting plasma glucose ≥ 110mg/dL, and <126mgdL, or (b) 2-hour plasma glucose ≥140mg/dL, and <200mg/dL, or (c) 30, 60, or 90-minute value on OGTT ≥200mg/dL.

The primary endpoint was the time from randomization to the clinical diagnosis of diabetes, using ADA criteria. Criteria for T1D onset are, based on glucose testing, or the presence of unequivocal hyperglycemia with acute metabolic decompensation (diabetic ketoacidosis). One of the following criteria must be met on two occasions as soon as possible but no less than one day apart for diabetes to be defined:

●	Symptoms of diabetes plus casual plasma glucose concentration > 200 mg/dL (11.1 mmol/l). Casual is defined as any time of day without regard to time since last meal. The classic symptoms of diabetes include polyuria, polydipsia, and unexplained weight loss.
●	Fasting plasma glucose ≥ 126 mg/dL (7 mmol/l). Fasting is defined as no caloric intake for at least eight hours.
●	2-hour plasma glucose ≥ 200 mg/dL (11.1 mmol/l). The test should be performed using a glucose load containing the equivalent of 1.75g/kg body weight to a maximum of 75 g anhydrous glucose dissolved in water.

Teplizumab was administered over a 14-day course: 51 μg/m2, 103 μg/m2, 207 μg/m2, and 413 μg/m2 on study days 0–3, respectively, and 826 μg/m2 on each of study days four through 13. A total of 112 participants were screened and 76 were randomized, 44 to teplizumab and 32 to placebo. The baseline characteristics were balanced for age (median ~13-14 years of age), relationship to the relative with T1D, type of T1D autoantibodies and HbA1c.

Treatment with a single course of teplizumab delayed the time to T1D (see figure below): 19 of the 44 (43%) teplizumab-treated and 23 of the 32 (72%) placebo-treated participants were diagnosed with T1D. The annualized rates of T1D development were 14.9% and 35.9% per year, for the teplizumab and placebo groups, respectively. The median time to T1D was 24.4 months in the placebo and 48.4 months in the teplizumab groups (hazard ratio = 0.412 (95% CI: 0.216, 0.783) p=0.006 (2-sided)).

Time to T1D

In pre-specified analyses, the effects of teplizumab on the primary outcome based on baseline characteristics were evaluated. Participants without anti-ZnT8 antibodies showed a greater response to teplizumab compared to those with those who did not have the antibody. The presence of HLA-DR4 and absence of HLA-DR3 were associated with more robust responses to teplizumab, and the response to teplizumab was greater in participants whose C-peptide responses to the OGTT at baseline were below the median (1.75 nmol/L).

Teplizumab treatment was associated with few adverse events, described in the table below. Similar to previous studies with teplizumab in newly-diagnosed T1D patients, the lymphocyte count declined to a nadir on day five by 72.3% (IQR 82.1, 68.4%)(p<0.0001)(Fig. 2A). Fifteen (34.1%) of the grade 3 events in the teplizumab group involved lymphopenia during the first 30 days after study drug administration. The lymphocyte counts recovered quickly: Lymphopenia resolved in all participants by day 45 except in one, whose counts returned on day 105. A spontaneously resolving rash, as previously noted, occurred in 36% of drug treated participants. The rates of infection were similar in the two treatment arms. The adverse events below were determined to be possibly, probably or definitely related to the study drug.

Adverse Events

Adverse Effect Category	Teplizumab		Placebo
	No. of Events	No. of Subjects (%)	No. of Events	No. of Subjects (%)
Blood/Bone Marrow***	45	33 (75)	2	2 (6.2)
Dermatology/Skin***	17	16 (36.4)	1	1 (3.1)
Pain	11	5 (11.4)	5	3 (9.4)
Infection	8	5 (11.4)	5	3 (9.4)
Gastrointestinal	5	4 (9.1)	3	3 (9.4)
Metabolic/Laboratory	7	4 (9.1)	2	2 (6.2)
Pulmonary/Upper Respiratory	6	4 (9.1	0	0 (0)
Constitutional Symptoms	3	2 (4.5)	0	0 (0)
Allergy/Immunology	2	2 (4.5)	0	0 (0)
Cardiac General	1	1 (2.3)	1	1 (3.1)
Endocrine	0	0 (0)	2	2 (6.2)
Vascular	1	1 (2.3)	1	1 (3.1)
Neurology	1	1 (2.3)	0	0 (0)
Ocular/Visual	1	1 (2.3)	0	0 (0)
Musculoskeletal/Soft Tissue	2	1 (2.3)	0	0 (0)
Hepatobiliary/Pancreas	0	0 (0)	1	1 (3.1)
Syndromes	1	1 (2.3)	0	0 (0)
Hemorrhage/Bleeding	1	1 (2.3)	0	0 (0)
Total Events and Subjects	112	44 (100)	23	32 (100)

*** p < 0.001 Teplizumab vs placebo

Anti-CD3 mAb treatment has been associated with Epstein Barr virus, or EBV, reactivation. At entry, 30 participants (39%) (16 teplizumab and 14 placebo) had antibodies against EBV. At weeks 3-6 after study drug treatment, there was quantifiable EBV DNA in whole blood in eight of the seropositive participants – all in the teplizumab group, one of whom had symptoms of pharyngitis, rhinorrhea, and cough on day 38. In these participants, the EBV DNA levels were below the level of quantification between day 43 and 134 (average 77 days). At entry, 17 participants (ten teplizumab and seven placebo) had antibodies against cytomegalovirus, or CMV. One teplizumab participant, who was CMV seropositive, had detectable levels of CMV DNA at day 20 that was undetectable by day 42.

These results demonstrate that a single course of teplizumab significantly delayed the progression to clinical T1D in high risk Stage 2 non-diabetic relatives who had at least two autoantibodies and dysglycemia. The median delay in the diagnosis of diabetes was approximately two years, and at the conclusion of the trial, the frequency of diabetes-free subjects was double in the drug (57%) vs placebo-treated subjects (28%). The relatively rapid rate of progression to clinical diabetes in the placebo group reflects the very high risk of these individuals and reflects the inevitability of progression from Stage 2 to Stage 3 disease, when two or more autoantibodies and dysglycemia are found, consistent with observations of high rates of beta cell killing in these subjects. The rapid development of clinical T1D may reflect the enrichment of pediatric participants (72.4%) in whom the rate of progression is rapid.

Stage 3 Program

Protégé Study

Protégé was a randomized, controlled Phase 3 clinical trial conducted in 83 centers in North America (U.S., Canada, Mexico), India, Israel, and Europe (Czech Republic, Estonia, Germany, Latvia, Poland, Romania, Spain, Sweden, Ukraine). Patients aged eight to 35 years with recently diagnosed T1D (≤12 weeks) were followed for 12 months (Protégé) and continued to 24 months (Protégé Extension). Three dose regimens of PRV-031 were administered to 417 patients as intravenous infusions for six to 14 days; 99 patients received placebo. At 12 months, the primary efficacy endpoint, the proportion of patients with insulin use <0.5 U/kg per day and HbA1c <6.5%, ranged from 13.7% to 20.8% patients in the PRV-031 groups, depending on dosing regimen, and 20.4% in the placebo group. The difference between PRV-031-treated patients and placebo-treated patients was not significant. The change in HbA1c from baseline also did not show a significant difference between PRV-031 and placebo. However, subgroup analyses indicated the following findings:

●	The primary endpoint could have been achieved if cut-offs were changed to insulin use of <0.25 U/kg per day and HbA1c <7.0%, not only at 12 months but also at 24 months (figure below).

●	C-peptide levels significantly improved in the PRV-031 group compared with placebo group in all patients, and further analyses indicated that this difference was more pronounced in younger patients (aged eight to 11 years) and patients enrolled in U.S. sites. These findings are consistent with other clinical trials, showing a stronger effect in T1D patients who are younger (<17 years), more recently diagnosed (<10 weeks), and with higher C-peptide levels at baseline.

Protégé Encore Study

Protégé Encore was a randomized, controlled Phase 3 clinical trial conducted in 125 centers in 16 countries. Patients aged eight to 35 years with recently diagnosed T1D were to be followed for 24 months. Three dose regimens of PRV-031, given as intravenous infusions for six to 14 days, were compared with placebo. The primary endpoint, the proportion of patients with insulin use <0.5 U/kg per day and HbA1c <6.5% at 12 months, was not met. Study enrollment was stopped at 254 patients (400 planned) when the Protégé study showed that the primary endpoint was not met. Efficacy analyses were not conducted in this study.

A summary of the C-peptide data in the completed Phase 2 clinical trials and Phase 3 Protégé study are shown in the table below. All these studies have shown consistent and significant C-peptide benefit. Furthermore, subgroup analysis of the Protégé data indicated that younger patients (aged eight to 17 years) with minimum baseline beta cell function (C-peptide > 0.2 pmol/mL) along with even more robust data in newly-diagnosed T1D (diagnosis under six 6 weeks, Study 1), informed the inclusion criteria that will be applied in our planned Phase 3 clinical trial, PROTECT.

*	Full 9.0 mg/m2/course 14-Day regimen was explored in 205 treated patients and 98 placebos;
**	Delay study based on 12-month time-point. All other studies based on 24-month time-points

Safety Data

SUBCUE was a randomized, controlled Phase 1 clinical trial to evaluate the safety and tolerability, pharmacokinetic, or PK, and pharmacodynamics, or PD of subcutaneously injected PRV-031. Patients aged 18 to 35 years who were diagnosed with T1D within 12 months were to be given three dosing regimens of PRV-031 or placebo. Patients were to be followed for 91 days. However, the study was stopped after one subject was enrolled, upon the Protégé study results.

The majority of safety data for PRV-031 comes from two completed Phase 3 studies: Protégé and Protégé Encore. In PRV-031 and placebo-treated subjects, there were no major differences in the overall adverse events, or AEs (99.7% and 100%), and serious adverse events, or SAEs (13.2% (85 out of 645 subjects), and 9.4% (15 out of 160 subjects)), although there were more severe adverse events in PRV-031 subjects (63% and 30%). In the Protégé study, 261 of 415 (62.9%) subjects had severe adverse events compared with placebo, 28 out of 98 subjects (28.6%). In Protégé Encore, 121 of 192 (63%) subjects had severe adverse events compared with placebo, 16 out of 62 subjects (25.8%).

The most common AEs were decreased white blood cells including lymphopenia, leukopenia and neutropenia. Leukopenia/lymphopenia and rash were experienced most frequently by PRV-031-treated subjects. Lymphopenia was expected based on the mechanism of action of PRV-031 and was observed in approximately 70% of type-1 diabetes patients who received PRV-031; lymphopenia was reported in approximately 14% of placebo subjects. It was commonly mild to moderate and resolved within 14 days. In the Protégé study, approximately 50% and 20% of PRV-031- and placebo-treated patients, respectively, reported rash or pruritus. In PRV-031-treated patients, the rash was predominantly mild to moderate and usually resolved within one to two weeks. Laboratory abnormalities were also reported as AEs. The main differences in PRV-031 and placebo subjects were changes in lymphocyte counts (30.1% and 9.4%) and liver function test (alanine aminotransferase, 30.9% and 14.1%). These abnormalities usually resolved within 14 days of dose completion and did not cause significant or lasting clinical concern. Cytokine release syndrome, which may include symptoms of rash, headache, nausea, vomiting, and chills/fever, occurred in fewer than 6% of PRV-031-treated patients and was mild to moderate in severity.

The most common SAEs reported in the Protégé and Protégé Encore studies were related to diabetes control including diabetic ketoacidosis, hypoglycemic seizures/unconsciousness, hyperglycemia, hypoglycemia (consistent with the underlying disorder) and were reported in 6.2% and 2.5% of PRV-031 and placebo subjects, respectively. Three deaths were observed and categorized by the principal investigator (in accordance with International Conference on Harmonisation/Good Clinical Practice guidelines) and included in the Investigator Brochure for PRV-031 filed with the FDA. The relationship between each death and PRV-031 is listed in the Investigator Brochure as follows: one death, “none”; one death “not related”; and one death “unlikely.” The specific causes of deaths were (1) unknown for which the relationship was listed as “none” in the Investigator Brochure, (2) anterior myocardial infarction with ventricular tachycardia and cardio-respiratory arrest for which the relationship was listed as “not related” in the Investigator Brochure and (3) diabetic ketoacidosis for which the relationship was listed as “unlikely” in the Investigator Brochure. AEs of infections (most commonly gastroenteritis) were reported in 3.6% and 2.5% of PRV-031 and placebo subjects, respectively. Fifteen of 85 SAEs and five of 15 SAEs were deemed related to PRV-031 and placebo treatment, respectively.

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

Metabolism and nutrition disorders

●      Diabetic ketoacidosis

●      Hypoglycemic seizures

●      Hyperglycemia

●      Diabetes mellitus out of control

●      Hypoglycemic unconsciousness

●      Hypoglycemia

●      Dehydration

●      Ketoacidosis

●      Ketosis

	4 (2.5%) ● 3 (1.9%) ● 1 (0.6%) ● 1 (0.6%)	40 (6.2%)** ● 21 (3.3%) ● 7 (1.1%) ● 5 (0.8%) ● 4 (0.6%) ● 2 (0.3%) ● 2 (0.3%) ● 1 (0.2%) ● 1 (0.2%)
Neoplasms benign, malignant and unspecified (including cysts and polyps) ● Metastatic malignant melanoma	0	1 (0.2%) ● 1 (0.2%)
Nervous system disorders ● Hypoglycemic coma	1 (0.6%) ● 1 (0.6%)	1 (0.2%) ● 1 (0.2%)
Pregnancy, puerperium and perinatal conditions ● Abortion spontaneous ● Complications of pregnancy	1 (0.6%) ● 1 (0.6%)	1 (0.2%) ● 1 (0.2%)
Psychiatric disorders ● Mental disorder ● Suicide attempt	0	2 (0.3%) ● 1 (0.2%) ● 1 (0.2%)
Renal and urinary disorders ● Intercapillary glomerulosclerosis ● Ketonuria ● Microalbuminuria	1 (0.6%) ● 1 (0.6%)	2 (0.3%) ● 1 (0.2%) ● 1 (0.2%)
Reproductive system and breast disorders ● Epididymitis	0	1 (0.2%) ● 1 (0.2%)
Skin and subcutaneous tissue disorders ● Rash	0	2 (0.3%) ● 2 (0.3%)
Vascular disorders ● Subclavian vein thrombosis	0	1 (0.2%) ● 1 (0.2%)

*	Note: there are 112 events observed in 85 subjects
**	Note: subject may have more than one adverse event
***	Note: because the cause of death was unknown, “death” is reported as an adverse event

The most common SAE occurring in at least 10% of subjects in both treatment groups in the Protégé study was decreased white blood cell counts (lymphopenia/neutropenia) observed in 47% (196 out of 415 subjects) and 10% (ten out of 98 subjects) of PRV-031 and placebo subjects, respectively. In Protégé Encore, lymphopenia/neutropenia was also the most frequently observed severe adverse event, occurring in 24% (46 out of 192 subjects) and 6% of PRV-031 (four out of 62 subjects) and placebo subjects, respectively. This severe adverse event is consistent with the mechanism of action of PRV-031.

Overall, infections were not increased following PRV-031 treatment. However, in Protégé there were ten cases of herpes zoster infections (a virus that usually causes chicken pox or shingles) in PRV-031-treated patients that were possibly dose-related, and none in the placebo group. All of these cases resolved. In the Protégé Encore study, only one patient, who was randomized to placebo had herpes zoster. A link between PRV-031 and herpes infections remains unclear. Other herpes virus infections (e.g., cytomegalovirus and Epstein-Barr virus) were not increased with PRV-031 treatment.

Phase 3 Clinical Trial of PRV-031 in Pediatric Patients Newly-Diagnosed T1D (PROTECT Study)

The PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) is a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in pediatric and adolescent patients (aged 8 to 17 years) with recent-onset T1D. Patients with minimum beta-cell cell function (C-peptide >0.2 pmol/mL) and within six weeks of T1D diagnosis will receive two courses of teplizumab, six months apart. Each course will consist of 12 days of teplizumab administered intravenously. The primary endpoint is the change in C-peptide at 18 months. Secondary endpoints including insulin use, HbA1C levels, hypoglycemic events and safety will also be evaluated. The study is expected to enroll approximately 300 patients with 2:1 randomization (200 active: 100 placebo) and enrollment commenced in April 2019. The first patient was dosed in April 2019. We expect to report top line results for the Phase 3 PROTECT study in 2022.

Phase 2 Clinical Trial of PRV-031 in combination with AG019 in newly diagnosed T1D patients

This is a Phase 1b/2a clinical trial being conducted in collaboration with ActoBio which will explore the combination of teplizumab with ActoBio’s AG019 in participants with recent-onset T1D. AG019 is a capsule consisting of engineered Lactococcus lactis specifically modified to deliver human proinsulin and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of the gastro-intestinal tissues. The primary objective of the study is to assess the safety and tolerability of different doses of AG019 alone as well as AG019 in association with teplizumab. The secondary objectives of this study are: to obtain PD data of AG019 alone as well as AG019 in association with teplizumab; and PK data to determine the potential presence of AG019 in systemic circulation (safety - systemic exposure) and the presence of L. lactis bacteria in fecal excretion (local exposure). The study will enroll 48 participants and will be conducted in two phases:

●	Phase 1b: open-label part of the study which will investigate the safety and tolerability of two different doses of AG019 in two age groups (18 to 40 years of age and 12 to 17 years of age).
●	Phase 2a: randomized, double-blind part of the study which will investigate the safety and tolerability of AG019, in association with teplizumab, in two age groups (18 to 40 years of age and 12 to 17 years of age).

The Phase 1b part of the study commenced in October 2018.

Pre-Clinical Evaluation of PRV-031

PRV-031 binds specifically to human T cells with CD3 on the surface. It also binds to CD3+ T cells in chimpanzees, an endangered species that is inappropriate for extensive experimentation, but does not bind to CD3+ T cells of any other animal species. Due to this lack of feasible animal models, nonclinical pharmacology, pharmacokinetic, and toxicology studies are limited. Nonetheless, consistent with its mechanism of action and binding to CD3, PRV-031-treated chimpanzees showed reversible reductions in circulating T cells and a dose-dependent increase in various immune signaling molecules (TNF-α, IL-6, IL-10 and IFN-γ). At very high PRV-031 doses, approximately 450-fold higher than the highest daily dose administered in humans (826 μg/m2), chimpanzees developed B cell lymphoproliferative disease (similar to lymphoma) and Epstein-Barr virus-like infection. In human tissues, PRV-031 binds to T cells in multiple human tissues without unanticipated binding to other cell types. These results indicate that PRV-031 has a low probability of producing unexpected and unintended toxicities in human clinical trials.

PRV-015 (human anti-interleukin 15 mAb) for NRCD

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

The pro-inflammatory cytokine interleukin 15 (IL-15) has been identified as a major mediator in the pathophysiology of celiac disease. PRV-015, a fully human mAb, binds to and inhibits IL-15 and has emerged as a leading candidate for the treatment of nonresponsive celiac disease, in which patients continue to have disease activity despite ongoing gluten free diet, or GFD. PRV-015 was initially developed by Genmab A/S as HuMax-IL15, and by Amgen and Celimmune LLC as AMG 714. PRV-015 has undergone clinical testing in approximately 250 subjects who have received PRV-015 across two Phase 1 (healthy volunteers and psoriasis, rheumatoid arthritis, or RA) and three Phase 2 clinical trials (celiac disease, refractory celiac disease type II, or RCD-II, RA). No serious adverse events deemed related to PRV-015 were observed that would preclude further clinical development. Proof of mechanism and/or proof of concept was demonstrated in RA, celiac disease and refractory celiac disease Type II. The effect of PRV-015 in celiac disease was evidenced by reduction in inflammation and symptoms after a controlled gluten challenge in a Phase 2a clinical trials with 63 celiac patients. We plan to initiate a 220-patient Phase 2b study in NRCD, in 2020, after completion of chronic toxicology studies.

Celiac Disease Background Information

Celiac disease is a systemic autoimmune disease triggered by gluten consumption in genetically susceptible individuals. Approximately 1% of the western population is affected by celiac disease. This prevalence has been reported to be doubling every 20 years. Gluten, the antigen responsible for celiac disease, is the main protein present in some of the most common cereals (wheat, barley, rye). Modern diets are increasingly enriched with gluten and it is also used as an additive in processed foods, cosmetics, and oral medications. Gluten is also present in trace amounts in foods labeled as “gluten-free”, as a tableting excipient, and in products such as toothpaste and lipstick. As little as 50mg/day of gluten triggers the disease. A normal diet contains >10 g/day, 200 times the amount that causes damage and intestinal histological abnormalities. As such, celiac patients face enormous challenges to follow a strict GFD.

The pathophysiology of celiac disease is characterized by an abnormal immune response to gluten. Humans lack enzymes to fully digest gluten, which against the right genetic background triggers inflammation and autoimmunity in the intestine and in other organs. An adaptive immune response is triggered when gluten peptides are deamidated in the extracellular space, by the enzyme tissue transglutaminase, normally an intracellular enzyme that is released by damaged cells. This deamidation renders gluten peptides high-avidity binders to HLA-DQ2 and HLA-DQ8, which present these peptides to intestinal CD4+ T cells, thereby activating these T cells and initiating the inflammatory cascade. The innate immune system’s intraepithelial lymphocytes, or IELs, primarily CD8+, are able to directly lyse and destroy intestinal epithelial cells, damaging the mucosal lining of the small intestine, in response to IL-15 release stimulated by gluten peptides. In healthy individuals, the activated T cells are controlled by Tregs, but this does not happen in celiac disease as IL-15 confers the effector CD4+ T cells resistance to suppression by Tregs.

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

The most serious complication of celiac disease is the development of an in situ small bowel T cell lymphoma after many years of exposure, voluntary or inadvertent, to gluten. This malignant complication of celiac disease, which appears to be independent of gluten and unresponsive to a strict GFD, is termed RCD-II when the percentage of aberrant IELs is >20% and Type I refractory celiac disease when the percentage is <20%. In RCD-II, aberrant IELs proliferate in what represents a slow-growing non-Hodgkin lymphoma localized (in situ) in the small bowel, primarily in the epithelial compartment. RCD-II affects approximately 0.5% of celiac patients and can lead to overt and systemic enteropathy-associated T cell lymphoma, with very poor prognosis and >80% mortality in five years.

Current Treatment Options and Their Limitations

Celiac disease is the only common autoimmune disorder with no approved medication. The only current available strategy for the management of celiac disease is a lifelong total avoidance of gluten. While simple in theory, the ubiquity of gluten in foodstuffs, medications, household substances, cosmetics, and gluten-free items makes total avoidance of gluten difficult, if not impossible.

The main challenge to the successful maintenance of a GFD is that cereal flours are widely used in the food industry and are present in numerous food products either naturally or as additives. Although gluten-free products can be purchased, commercially manufactured gluten-free products may be difficult to find, tend to be less flavorful and are more expensive than regular gluten containing foods. In addition, labeling of food products is deficient in many countries. Even in countries with superior labeling guidelines foods labeled “gluten-free” may nevertheless contain gluten. For example, in northern European countries amounts of up to 100 parts per million are permitted in gluten-free products designated apt for celiac sufferers.

For these reasons, celiac sufferers are regularly exposed to gluten contamination in the food and beverages they consume. This exposure to gluten contamination and the associated physiological and psychological consequences results in a self-limitation of social activities and/or a reduction in the variety of foods consumed. Thus, the only currently available management option of a GFD presents both a considerable challenge and substantial burden for patients. A study by Shah and collaborators (2014) found the burden of celiac disease and GFD on patient quality of life to be very high, second only to end-stage renal disease – a condition that requires multiple, weekly dialysis treatments.

As a result of the difficulty in maintaining total avoidance of gluten while on a GFD, gluten contamination causes 50% or more of all diagnosed celiac patients on a GFD to continue to experience disease activity. Patients who continue to have symptoms despite attempting to maintain a GFD are deemed to have NRCD. NRCD has been defined as “persistent symptoms, signs or laboratory abnormalities typical of celiac disease despite six to 12 months of dietary gluten avoidance”. As requested by patient support groups and experts, alternative treatment options that can be administered independently or in combination with a GFD, as well as treatments for refractory celiac disease, are required in order to improve the quality of life for celiac patients.

Overview of IL-15 Biology and PRV-015 Mechanism of Action

IL-15 is a pro-inflammatory cytokine that serves as a potent growth, survival, and activation factor for T cells, particularly intestinal IELs, and for natural killer, or NK, cells. Increased expression of IL-15 has been demonstrated in a variety of inflammatory conditions, including celiac disease, RA, and psoriasis. IL-15 is considered a central regulator of celiac disease immunopathology and a non-redundant driver of lymphomagenesis in RCD-II.

Substantial evidence suggests a pathophysiological role for IL-15 in celiac disease:

Innate immunity:

●	IL-15 is an essential, non-redundant growth and activation factor for the IELs which destroy the intestinal mucosa;
●	The expression of IL-15 in the intestinal epithelium is necessary for villous atrophy; and
●	In some patients, IL-15 drives progression towards lymphomagenesis and potentially fatal RCD-II.

Adaptive immunity:

●	IL-15 enhances the presentation of deamidated gluten peptides by APCs;
●	IL-15 renders the activated CD4+ T cells resistant to inhibition by Tregs; and
●	IL-15 has been proven to be a key factor in the loss of tolerance to food antigens.

By activating the IELs, IL-15 is believed to be the main mediator in the mucosal damage that ensues in response to gluten exposure in celiac disease. The expression of IL-15 in the intestinal epithelium is necessary for villous atrophy in animal models of celiac disease and circumstantial evidence suggests this to be the case in humans, as well. In addition, IL-15 renders effector T cells resistant to inhibition by Tregs, promoting loss of tolerance to food antigens.

One of the studied mouse models of celiac disease is an IL-15-transgenic mouse, in which IL-15 overexpression by gut epithelial cells leads to celiac-like disease, including T and B cell-mediated pathology. IEL apoptosis has been observed in this animal model after treatment with anti-IL-15 or anti-IL-15-receptor monoclonal antibodies.

Figure 1. Multiple actions of IL-15 in the pathophysiology of celiac and refractory celiac disease

PRV-015 (formerly AMG 714 and HuMax-IL15), is a fully human immunoglobulin (IgG1κ) mAb which binds to and inhibits the function of IL-15 in all its forms (cis, trans, soluble IL-15 bound to IL-15Rα). PRV-015 inhibits IL-15-induced T cell proliferation and shows a dose-dependent inhibition of IL-15-induced TNF-α production. PRV-015 underwent preclinical testing and was subsequently evaluated in a Phase 1 and Phase 2 study in subjects with RA, in a Phase 1 study in healthy volunteers and in patients with psoriasis, and in two Phase 2a studies in celiac disease and refractory celiac disease Type-II.

Phase 2b Clinical Trial of PRV-015 in Celiac Disease (PROACTIVE Study)

We and our partner Amgen intend to conduct chronic toxicology studies in 2019; a Phase 2b clinical trial (the PROACTIVE study) in approximately 220 patients with NRCD; and, should regulators require it, a potential small pediatric bridging study. We expect to commence the Phase 2b PROACTIVE study in the first half of 2020. The pediatric study, if required, would be expected to commence in 2021.

The PROACTIVE study (PROvention Amgen Celiac ProtecTIVE Study) will be a randomized, double-blind, placebo-controlled, parallel-group, multicenter Phase 2 clinical trial in adult patients with NRCD. PRV-015 will be administered every two weeks via subcutaneous route. The hypothesis of this study is that PRV-015 will be superior to the GFD at intercepting the effects of contaminating gluten exposure in celiac patients following a GFD, as measured by symptoms and objective signs of intestinal inflammation after 24 weeks of treatment. Approximately 220 subjects are planned to be enrolled. We expect to report top line results for the Phase 2b PROACTIVE study in 2022.

Pre-clinical Evaluation of PRV-015

The nonclinical development of PRV-015 consisted of a series of in vitro studies demonstrating the binding properties of PRV-015 against human IL-15; in vitro and in vivo studies providing proof-of-concept for the benefit of blocking the IL-15 pathway in celiac disease; and a series of Good Laboratory Practices, or GLP, studies evaluating the nonclinical safety profile of Hu714MuXHu, the PRV-015 surrogate molecule which is active in macaques.

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

Toxicology

In vitro studies demonstrated that PRV-015 had high binding affinity for human IL-15, but lower affinity for macaque IL-15. Additionally, PRV-015 neutralized human IL-15 but did not efficiently neutralize macaque IL-15. To enable preclinical and toxicology studies in macaques, a surrogate antibody, Hu714MuXHu, was developed by Amgen by fusing the F(ab) portion of a mouse anti-human IL-15 mAb known to neutralize macaque IL-15, M111, with human IgG1 Fc. Hu714MuXHu was shown to neutralize macaque IL-15 with approximately the same potency as PRV-015 neutralizes human IL-15.

There was a decrease in NK cell counts and NK cell activity following administration of Hu714MuXHu to monkeys, reflecting a PD response to IL-15 blockade in this species, given the known role of IL-15 in NK cell biology in animal models (rodents and non-human primates). Of note, no changes in absolute or relative numbers of NK cells were observed in any of the human studies. This difference between observations in preclinical studies and clinical trials appears related to a differential sensitivity of human versus cynomolgus monkey NK cells to IL-15 deprivation. Human NK cells are not dependent on IL-15 for their survival, possibly due to the redundant role of IL-2 on human NK cells.

Pharmacokinetics of PRV-015

The PK of PRV-015 was consistent with a typical human immunoglobulin G1 antibody with no apparent target-mediated disposition within the investigated dosing range. The mean half-life in human studies has been 20 to 22 days, potentially enabling monthly dosing.

There was no development of anti-drug antibodies to PRV-015 in healthy volunteers, patients with psoriasis or patients with refractory celiac disease. Only one RA patient in the phase 2b study was positive for ADA. Approximately 14% of patients with celiac disease developed ADA in the Phase 2a clinical trial, with an additional 10% presenting pre-existing ADA, a reflection of the abnormal antibody responses which characterize celiac disease. The ADA were not associated with injection reactions or adverse events, and they were non-neutralizing, with no impact on PK.

Clinical Proof of Mechanism for PRV-015

Although PRV-015 missed the primary endpoint, approximately 60% of patients in both Phase 1 and Phase 2 studies versus a response of approximately 30% of patients in the placebo groups demonstrated a response to treatment. PRV-015 also led to decreases in inflammatory biomarkers such as C-reactive protein and erythrocyte sedimentation rate. PRV-015 was not effective in psoriasis, suggesting PRV-015’s action is selective, unlike that of broad systemic immune suppressants.

Upon gluten challenge in a Phase 2 clinical trial in celiac disease, PRV-015 did not prevent gluten-induced architectural mucosal injury, and thus missed the primary endpoint, yet the high dose of PRV-015, 300 mg, showed statistically significant attenuation of gluten’s effects on the change from baseline in intestinal inflammation, in patient-reported symptom questionnaires (the Celiac Disease Patient Reported Endpoint, CeD PRO, a registrational endpoint in NRCD) and in diarrhea, compared with placebo. The totality of the results from the patients who had gluten challenge indicate that 300 mg AMG 714 given every two weeks can ameliorate the inflammation and symptoms caused by substantial gluten exposure, the first demonstration of such dual benefit in intestinal inflammation and symptoms for any experimental medication for celiac disease. The results suggest that PRV-015 can be a potential adjunctive treatment for NRCD to the GFD to ameliorate or resolve persistent inflammation seen in the majority of celiac patients already on GFD.

In the Phase 2a clinical trials in RCD-II, the primary endpoint (reduction in intestinal IELs) was not achieved, yet PRV-015 showed statistically significant benefit over placebo in reducing T cell receptor clonality (no increase in clonality with PRV-015) and symptoms (diarrhea). Other endpoints, such as histology, did not reach statistically significant differences between groups, but the results consistently favored PRV-015 numerically. PRV-015 was well tolerated, with no observed immunogenicity.

Summary data of the Phase 2a clinical trial as presented at Digestive Disease Week in June 2018 is shown below:

The CELIM-NRCD-001 study included 62 randomized celiac patients on a gluten-free diet, of which 49 patients underwent a substantial gluten challenge of 2.5 grams per day for 10 weeks in order to assess the ability of PRV-015 to ameliorate the effects of gluten. Upon gluten challenge, PRV-015 did not prevent gluten-induced architectural mucosal changes, the primary endpoint in the study. However, in secondary efficacy assessments, the PRV-015 300 mg dose consistently attenuated the effects of gluten in intestinal inflammation (intraepithelial lymphocyte density, p=0.03), and in gastrointestinal symptoms as measured by three independent endpoints: the Celiac Disease Patient Reported Endpoint (CeD-PRO, p=0.02), the Celiac Disease Gastrointestinal Symptom Rating Scale (CeD-GSRS, p=0.07) and the Bristol Stool Form Scale (BSFS/diarrhea, p=0.0002). The CeD-PRO is a validated endpoint acceptable for registrational trials. In addition, patients in the PRV-015 300 mg arm had a significantly improved Physician Global Assessment of disease (PGA, p=0.03). The totality of the results demonstrated proof-of-concept for PRV-015 300 mg given subcutaneously every two weeks in the amelioration of inflammation and symptoms caused by the consumption of gluten by celiac patients. Importantly, PRV-015 was well tolerated, and only 14% of patients developed anti-drug antibodies, which were non-neutralizing and not correlated with impact of efficacy or safety. The PK profile was consistent with a monoclonal antibody, and potentially enables future monthly dosing.

Summary of clinical trials

Study Number (Phase; Sponsor)	Key Design Features	Dose Route, Duration	Study Population
Hx-IL15-001 (Phase 1; Genmab)	Double-blind, placebo-controlled, single SC infusion, dose escalation, study with open-label, repeat-dose (4 weekly doses) follow-up	Initial single dose: 0 or 0.15 to 8 mg/kg SC infusion Repeated dose: 0.5 to 4 mg/kg SC infusion once weekly for four weeks. five doses over eight weeks	30 subjects with RA

20030210 (Phase 2; Genmab/ Amgen)	Double-blind, placebo-controlled, multiple SC infusion, parallel-group, multicenter study	0 or 40 to 280 mg SC infusion dose every two weeks for 12 weeks with initial 200% loading dose	180 subjects with RA

20050193 (Phase 1; Amgen)	Double-blind, placebo-controlled, single SC or IV doses, dose-escalation study	SC doses: 0, 30, 100, 300 or 700 mg (cohorts 1 to 4) IV dose: 0 or 100 mg (cohort 5)	40 healthy subjects

20060349 (Phase 1b/2a; Amgen)	Double-blind, placebo-controlled, multiple SC doses, dose-escalating study	0 or 150 mg SC (cohort 1) 0 or 300 mg SC (cohort 2) Every two weeks for 12 weeks	22 subjects with moderate to severe psoriasis

CELIM-NRCD-001 (Phase 2a; Celimmune)	Double-blind, placebo- controlled, SC, parallel group, multicenter study	0, 150 mg or 300 mg PRV-015 once every two weeks for six consecutive doses over ten weeks	63 subjects with NRCD

CELIM-RCD-002 (Phase 2a; Celimmune)	Double-blind, placebo controlled IV infusion, parallel group, multicenter study	0 or 8 mg/kg IV, a total of 7 times over ten weeks	24 subjects with Type II refractory celiac disease

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

The only adverse events clearly increased in PRV-015-treated patients have been injection site reactions, which were more commonly reported in subjects exposed to PRV-015, in a dose-dependent fashion (up to ~52% on PRV-015 vs ~26% in placebo in the celiac Phase 2a clinical trial), and nasopharyngitis (most cases with suspected allergic origin at a single site in RCD-II). In the population which will be studied in Phase 2b, celiac disease, there were no SAEs in the Phase 2a clinical trial, while there were six SAEs (five on PRV-015 and one on placebo) in the RCD-II, a much sicker patient population with immune suppression at baseline. Of the five SAE on PRV-015 in RCD-II patients, two were infections (both resolved while on PRV-015). There was one episode of mild balance disorder (considered unlikely to be related to PRV-015 and resolved while on the drug. Another patient had mild cerebellar syndrome which led to discontinuation from the study.

Celiac Disease Market

There is no approved drug for CD. The annual healthcare utilization by NRCD patients in 2013 was $18,206, for $4,796 in matched controls due to the extra costs of uncontrolled CD investigations and treatment of complications. Given the large prevalence (15 to 20 million patients world-wide, 1% of the population in the Western world and 0.5% in Asia), and the unmet need (50% of patients on GFD continue to suffer from disease activity due to contaminating gluten in the diet), NRCD is considered a substantial opportunity for pharmaceutical development of an effective and well-tolerated adjunctive treatment to the GFD.

PRV-6527 (Small Molecule CSF-1R Inhibitor) for CD

Overview

CD, a type of chronic IBD characterized by inflammation of the gastrointestinal, or GI, tract, can affect any part of the GI tract from the mouth to the anus but is more commonly found towards the end of the small intestine. It can also affect the eyes, skin, and joints. Myeloid cells, which originate in the bone marrow, are specialized immune cells, also called APCs believed to play a central role in CD. CSF-1 binds to its receptor (CSF-1R) on myeloid cells and drives the differentiation and maturation of these cells into inflammatory dendritic cells and macrophages, which then populate the gut and other tissues. In the gut, these differentiated myeloid cells present antigens from intestinal bacteria (the microbiome) to white blood cells and trigger inflammatory processes. We believe that an inhibitor of CSF-1R will “intercept” the differentiation of these inflammatory cells, preventing their migration from the bone marrow to the intestinal mucosa (i.e., the gut lining) in CD. It is anticipated that significant clinical benefits, such as preventing the relapse or progression of CD, as well as durable benefit (extended pharmacodynamic effect) may result from targeting the upstream pathologic mechanism, since APCs are the necessary initiators of the abnormal immune response.

PRV-6527 (previously known as JNJ-40346527) is a highly potent and selective small-molecule oral inhibitor of CSF-1R. It was developed by Janssen and has undergone clinical testing in 178 subjects to date, across Phase 1 (healthy volunteers; 94 received single dose up to 600 mg or two doses of 450 mg) and two Phase 2 clinical trials (63 RA patients received 200 mg/day for 12 weeks; and 21 Hodgkin’s lymphoma, or HL, patients received 150 mg/day to 650 mg/day for at least three weeks). No serious adverse events deemed related to PRV-6527 were observed that would preclude further clinical development and proof of mechanism was demonstrated based on inhibition of CSF-1R signaling and myeloid cell counts in blood. While clinical data in the RA study was inconclusive and did not demonstrate efficacy in this disease, unpublished data indicate that PRV-6527 ameliorates Crohn’s-like disease in mouse models, and that CSF-1R and its pathway are upregulated in CD. In the first quarter of 2018, we initiated a Phase 2a proof of concept clinical trial, referred to as the PRINCE study, in approximately 80 patients with CD to demonstrate both a clinical and histologic/tissue (gut mucosa) anti-inflammatory effect after 12 weeks of treatment with PRV-6527. This study will evaluate doses and dosing duration that were previously tested by Janssen. While biologic proof of mechanism was demonstrated in previous clinical trials, this does not necessarily predict a similar outcome in the CD study. We completed enrollment of the Phase 2a PRINCE study in April 2019 and expect to report top line results in the fourth quarter of 2019.

CD Background Information

CD is a chronic, immune-mediated IBD characterized as a relapsing, remitting disease that occurs most commonly in the terminal ileum and the colon, with clinical manifestations such as abdominal cramps and diarrhea, and systemic features such as cachexia, fever, anemia, and weight loss. Because the disease affects all layers of the GI tract from the mucosal lining to the muscular wall, complications may include bowel fistulas, abscesses and luminal strictures, which often require multiple surgeries and cumulatively can lead to short gut syndrome. Studies suggest that 15 years after diagnosis, approximately 70% of patients with CD will have undergone at least one major intra-abdominal surgery, 35% of patients will have required two such operations, and 20% will have required at least three operations. Patients with IBD also suffer from reduced quality of life and have an increased risk for clinical depression.

Current Treatment Options and Their Limitations

The current standard of medical care for CD includes treatment with anti-inflammatory agents, corticosteroids, immunomodulators such as azathioprine or its active metabolite 6-mercaptopurine, methotrexate, biologic agents such as tumor necrosis factor-alpha (TNF-α) antagonists, anti-integrin therapies, and anti-interleukin (IL) 12/23 therapy. Among these commonly prescribed agents, only the biologic agents and the corticosteroid budesonide are approved for the treatment of CD. Only about 40-50% of patients respond to biologic therapy after the acute induction phase and an even smaller proportion, approximately 20%, achieve remission after 52 weeks of treatment. Thus, the majority of patients do not attain long-term clinical benefit. In a systematic review of treatments for CD, approximately 25% of patients fail to respond initially to biologic therapy, and another 25% stop responding over time, including those who respond to dose escalation. Furthermore, the majority of biologic therapies are expensive and administered parenterally.

Thus, there continues to be a significant unmet need for safe, effective and durable treatments for patients with moderate to severe CD. This is particularly important since the disease largely affects younger patients during their most formative and productive years. We believe that oral treatment with a novel mechanism of action such as PRV-6527 may provide additional benefit, as it may work in patients who did not respond to anti-TNF agents, and since it circumvents the inconvenience of infusions and injections required to administer biologic therapies.

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

Pro-inflammatory Function of CSF-1

Mac: macrophage; DC: dendritic cell.

Inflammatory macrophages and dendritic cells are known to be important disease drivers in CD via production of IL-12 and IL-23, which in turn stimulate interferon-γ (IFN-γ)-producing white blood cells. Blood CSF-1 and mucosal IL-34 are reported to be elevated in patients with IBD, and the genes for CSF-1R, CSF-1, and IL-34 are expressed at higher levels in inflamed biopsy tissues compared with non-lesional biopsies of patients with IBD. The CSF-1R messenger ribonucleic acid, or mRNA, signature (the gene set modulated by CSF-1R) features prominently CD patients’ gut tissue, especially in patients not responding to anti-TNF medications. IL-34 has been shown to enhance production of TNF-α and other pro-inflammatory signaling molecules (IL-6) by myeloid cells, and inhibition of IL-34 in IBD mucosal explants represses the expression of these molecules, all of which support the role of this pathway in the inflammatory process. In addition, co-morbidities of CD such as osteoporosis and fibrosis are associated with CSF-1R-dependent macrophage function, which in conjunction with the biologic data, suggests that inhibition of CSF-1R in CD may reduce inflammation, improve clinical symptoms and prevent progressive tissue damage.

Though not seen in completed studies, there is a theoretical risk that PRV-6527 may reduce anti-inflammatory macrophages (M2), in addition to inflammatory macrophages (M1), which could impact its efficacy and safety profile.

Phase 2a Proof-of-Concept Clinical Trial of PRV-6527 in Crohn’s Disease (PRINCE study)

We initiated the PRINCE study, a proof of concept clinical trial, in the first quarter of 2018 in patients with CD to demonstrate both a clinical and tissue (gut mucosa) anti-inflammatory effect after 12 weeks of treatment. This is a randomized, double-blind, placebo-controlled, parallel-group, multicenter Phase 2a clinical trial in adult patients with moderately to severely active CD. The hypothesis of this study is that PRV-6527 will be superior to placebo in treating these patients, as measured by the change from baseline in the Crohn’s Disease Activity Index (CDAI) score after 12 weeks of treatment. We completed enrollment (93 patients) of the Phase 2a PRINCE study in April 2019 and expect to report top line results in the fourth quarter of 2019.

To demonstrate proof of concept, the primary endpoint will be clinical effect, measured by CDAI, at Week 12. Proof of mechanism will be assessed in secondary endpoints, including mucosal changes on endoscopy and the presence of inflammatory myeloid cells on histological examination of gut biopsy tissue.

PRV-6527 Study Design

Pre-clinical Evaluation of PRV-6527

Single- and repeat-dose toxicology studies have been conducted at doses of up to 250 mg/kg for durations of up to six months in rats, and at doses of up to 125 mg/kg for durations up to nine months in dogs. PRV-6527 was well-tolerated in these studies. Toxicological findings included changes in hematologic and chemistry parameters and fibrinoid vasculitis. The data support the doses selected for the CD study.

Clinical Proof of Mechanism for PRV-6527

Three clinical trials in normal healthy volunteers and patients with RA and HL provided evidence of tolerability, favorable pharmacology, and proof of mechanism for PRV-6527 in terms of effective inhibition of the CSF-1R pathway in human diseases.

The Phase 1 clinical trial with 120 normal healthy volunteers (94 active; 26 placebo) characterized the safety, tolerability, and PK of PRV-6527. Single doses of up to 600 mg, and two doses of 450 mg were administered. This study was conducted from January 26, 2010, to January 3, 2011, at the Janssen Clinical Pharmacology Unit in Belgium. Results showed that PRV-6527 was well tolerated with a long half-life of two to four days. In addition, PD were also studied, and PK/PD relationships were described.

The Phase 2a clinical trial 40346527ARA2001 in 96 patients with RA (63 active; 33 placebo) characterized the efficacy, safety, PK and PD of PRV-6527. Patients received 100 mg twice a day (200 mg/day) orally for 12 weeks. This study was conducted from May 30, 2012, to April 30, 2013, in Argentina, Bulgaria, Chile, Czech Republic, Hungary, Poland, Russia, South Korea and Ukraine. Proof of mechanism was demonstrated by a reduction in peripheral blood myeloid cells. Despite the demonstration of proof of mechanism, the primary efficacy endpoint, defined as the change from baseline to week 12 in the 28-joint Disease Activity Score with C-reactive protein (DAS28-CRP), was not met. There was a substantial placebo effect in the study, which made it difficult to discern a potential effect and thus rendered the efficacy results uninterpretable.

The Phase 2a clinical trial 40346527HKL1001 in 21 patients with HL (all received active drug) characterized the safety, efficacy, PK and PD of PRV-6527. Patients received 150 to 650 mg/day for at least three weeks. Three deaths were reported during conduct of this study. The cause of death in all cases was disease progression. This study was conducted from July 6, 2012, to August 14, 2013, in Germany and France. The results from the study provided additional proof of mechanism for the functional inhibition of CSF-1R. Limited clinical efficacy activity was observed with PRV-6527 as monotherapy in the treatment of relapsed or refractory HL. Of the 20 evaluable patients, 11 (55.0%) achieved stable disease (duration of 1.5 to 8 months) and eight (40.0%) had progressive disease.

In all studies to date, PRV-6527 was generally well tolerated by healthy volunteers, patients with active RA, and patients with relapsed or refractory HL. While theoretically increasing susceptibility to infections, as is the case with immune modulators, PRV-6527 has not demonstrated this effect in completed clinical trials. The most frequent treatment-emergent adverse events in PRV-6527-treated patients affected the following organ systems or resulted in the following symptoms and changes:

●	Gastrointestinal: diarrhea, nausea, vomiting, constipation, abdominal pain, gastroesophageal reflux;
●	Hematologic: anemia, decrease in white blood cells (neutrophils, monocytes, lymphocytes), and reticulocytes;
●	Hepatic: aspartate aminotransferase and alanine aminotransferase, both liver enzymes, increases;
●	Pulmonary: dyspnea (shortness of breath);
●	Constitutional symptoms: pyrexia (fever), headache, back pain; and
●	Laboratory changes: increase in creatine kinase and lactate dehydrogenase.

CD Market

CD is one of the main types of IBD. The market size of IBD is predicted to reach $9.3 billion by 2019, with CD accounting for approximately 65% of the market. Treatment is dominated by biologics, but given the high rate of relapse in responders and remitters along with an increased risk of infection, there is a clear unmet medical need. Mechanistically, most of the existing treatments exert their efficacy from inhibiting a variety of downstream inflammatory mediators rather than interfering with the source of inflammation. However, PRV-6527 targets the source of inflammation. This upstream effect is predicted to block the whole inflammatory cascade, and in conjunction with the predicted extended PD or biologic effect, could result in an improvement in the efficacy and durability of response. Furthermore, biologics for CD are delivered via intravenous infusion or injected subcutaneously, whereas novel oral medications can offer a disruptive opportunity.

PRV-3279 (Humanized CD32B x CD79B Dual Affinity Biologic for SLE and Other Autoimmune Diseases)

Overview

SLE is a chronic autoimmune disorder that can affect nearly every major organ system, causing inflammation, tissue injury, organ damage, and in some patients, organ failure. The prognosis of SLE is highly variable in individual patients, often waxing and waning throughout their lifetime. The natural history of SLE ranges from relatively benign disease to rapidly progressive and even fatal disease. Comorbidities, such as infections, malignancies, hypertension, lipid disorders and diabetes increase the risk of disability and death in patients with SLE. Organ systems commonly affected by SLE include the central nervous system, kidneys, gastrointestinal system, mucous membranes, heart, skin, hematologic system, musculoskeletal system and lungs, with specific organ involvement defining subsets of the disease (e.g., lupus nephritis). According to the Lupus Foundation of America, at least 1.5 million Americans are afflicted by SLE and more than 16,000 new cases of lupus are reported annually. It is estimated that five million people throughout the world suffer from some form of lupus. Lupus affects primarily women of childbearing age (15 to 44 years). However, men, children, and teenagers can also develop lupus.

The pathogenesis of SLE is characterized by an abnormal overactivation of B cells and subsequent pathologic production of auto-antibodies (antibodies that attack one’s own cells and tissues). Uncontrolled activation of B cells is normally terminated when the activating stimulus is exhausted and when a negative feedback loop is triggered by the engagement of an inhibitory Fc receptor, or FcR, known as FcgammaRIIb, or CD32B. Mutations in the CD32B gene in humans are associated with an increased likelihood of SLE, and reduced expression of CD32B is apparent in B cells from SLE patients. It is thought that activation of this inhibitory pathway could ameliorate the overactive B cell-driven pathology of SLE and other autoimmune diseases. In addition, the excess auto-antibodies produced bind to target antigens and form immune complexes.

When the B cell receptor, or BCR, (which is the “Y” shaped molecule, resembling an antibody in the figure below) is bound and activated by an antigen, it initiates a cascade of biochemical changes necessary for the activation of the CD32B inhibitory pathway, thus triggering the negative feedback loop. CD79B is a subunit of the BCR that plays a key role in this process when it is close to CD32B. Therefore, if a pharmacologic treatment is to activate the CD32B inhibitory pathway, it also has to simultaneously bind to CD79B. PRV-3279 (formerly MGD010), is a humanized CD32B x CD79B DART protein developed originally by MacroGenics as a bi-specific therapy with these properties, and thus a potential treatment for SLE and other similar diseases. It is designed to simultaneously bind to CD32B and CD79B on B cells.

PRV-3279 and related molecules have shown inhibitory effects on BCR-induced B cell proliferation and antibody secretion (including B cells obtained from SLE patients) as well as beneficial effects in mouse models of autoimmunity. PRV-3279 is expected to boost the negative feedback loop on B cells by robustly engaging the available CD32B and CD79B.

PRV-3279 has been studied in humans and was shown to be well tolerated. Proof of mechanism and PRV-3279’s inhibitory effect on antibody immune responses were demonstrated in a Phase 1a single ascending dose study in healthy volunteers, including a cohort demonstrating inhibition of the immunogenicity of the hepatitis A vaccine. Immunogenicity of PRV-3279 was also observed, but had no impact on mechanistic effects, safety or pharmacokinetics, and decreased with increasing doses of PRV-3279, possibly a reflection of its mechanism of action.

We plan to continue developing PRV-3279 for the treatment of SLE in the PREVAIL (PRV-3279 EVAluation In Lupus) study. PREVAIL will be a multiple ascending dose Phase 1b/2a clinical trial in two parts: Part 1 will be a Phase 1b clinical trial in approximately 16 healthy volunteers, and Part 2 will be a Phase 2a clinical trial in SLE patients. Part 2 will have a treatment duration of at least 12 weeks and will evaluate clinical and biomarker endpoints. We expect to initiate the Phase 1b portion of the clinical trial in the third quarter of 2019. Our ultimate goal is to determine if PRV-3279 can intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells.

Current Treatment Options for SLE and Their Limitations

The treatment and management of SLE depends on disease severity and disease manifestations. Hydroxychloroquine plays a central role in the long-term treatment of SLE and is the cornerstone of SLE therapy. Corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), and immunosuppressive agents (e.g., azathioprine, cyclophosphamide, cyclosporine, methotrexate, and mycophenolate mofetil) have also been used in the treatment and management of SLE. These treatments are only modestly effective and present safety and/or immune suppression concerns with prolonged use. The B cell-depleting antibody rituximab (Rituxan), while not approved for treatment of SLE, appears to be beneficial in certain subsets of patients.

In 2011, the FDA approved belimumab (Benlysta), an antibody that targets B lymphocyte stimulator, for the treatment of mild to moderate SLE in combination with standard therapy, providing additional clinical validation of the therapeutic benefit of B cell-targeted therapy for autoimmune diseases. However, the modest therapeutic benefit of belimumab and delayed onset of disease intervention indicate the need for additional therapeutic strategies to inhibit overactive B cells. We believe PRV-3279 can fulfill that requirement and is uniquely differentiated to allow for rapid inhibition of activated B cells (potentially more effective than belimumab), while sparing non-activated B cells from depletion or inactivation (potentially safer than rituximab).

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

Mechanism of Action of PRV-3279

PRV-3279 is in a new class of bispecific scaffold antibody-like molecules called DARTs. It is designed to simultaneously bind to CD32B and CD79B on B cells. The simultaneous binding of both CD32B and CD79B triggers CD32B-coupled immunoreceptor tyrosine-based inhibitory motif signaling, which leads to the suppression of B cells activated to produce auto-antibodies, while not causing broad B cell depletion.

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

Proposed Multiple Ascending Dose Phase 1b/2a Clinical Trial of PRV-3279 in Healthy Volunteers and Patients with Lupus

We plan to conduct a two-part study in SLE, the PREVAIL (PRV-3279 EVAluation In Lupus) study. PREVAIL will be a randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of multiple ascending doses of PRV-3279 in a minimum of 16 healthy adult volunteers (Part 1) and the efficacy of PRV-3279 in patients with lupus (Part 2). We expect to initiate the Phase 1b portion of the PREVAIL study in the third quarter of 2019 with top line results expected to be available in 2020.

Our ultimate goal is to determine if PRV-3279 can intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells. Part 2 will have a treatment duration of at least 12 weeks and endpoints will include lupus clinical assessments and biomarker measurements. Clinical endpoints will include the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K), the British Isles Lupus Assessment Group score, urine protein to creatinine ratio, and daily glucocorticoid use. Additional biomarkers will include urinary/renal markers (e.g., serum creatinine, estimated glomerular filtration rate) and blood/circulating markers (e.g., auto-antibodies, complement [C3 and C4], B cell function/phenotype, including CD32B expression/response relationship).

Preclinical Evaluation of PRV-3279

The only nonhuman species that PRV-3279 binds to is chimpanzees. An initial non-GLP study with PRV-3279 in chimpanzees demonstrated it to be well tolerated at all doses, with an assigned no observed-adverse-effect level, or NOAEL, of 10 mg/kg.

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

Clinical Evaluation and Proof of Mechanism for PRV-3279

To date, one clinical trial has been completed with PRV-3279: a first in human, or FIH, double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of PRV-3279 in healthy adult volunteers. The study was conducted at a single site in the U.S., from February 2015 to February 2017.

A total of 49 subjects were randomized; 12 received placebo and 37 received PRV-3279 intravenously at escalating doses from 0.1 mg/kg to 10 mg/kg in six cohorts. PRV-3279 was well tolerated over the range of doses, with only mild adverse events that resolved quickly, including headache, somnolence (sleepiness), upper respiratory tract infection, folliculitis and night sweats. Target binding and proof of mechanism were demonstrated by measuring functional B cell inhibition at doses of 1 mg/kg or higher, without broader B cell activation or depletion observed.

Subsequently, proof of mechanism was further confirmed in a dose escalation extension of the study in which single doses of PRV-3279 at 3 mg/kg and 10 mg/kg (16 subjects) were compared with placebo (eight subjects) for the ability to affect B cell responses to a hepatitis A vaccine, which was administered to participants who had no previous hepatitis A immunity, on day two of the study. At both doses, PRV-3279 reduced the proportion of volunteers who generated an immune response against the vaccine, as well as the amount of antibody they produced, in both cases as compared to placebo.

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

In addition to SLE, PRV-3279 has the potential to treat other B cell- and auto-antibody-driven autoimmune diseases. Such diseases include multiple sclerosis and RA, where B cell therapies rituximab and recently approved ocrelizumab (Ocrevus) have sales in excess of $1 billion. Several niche/orphan indications may also be explored, including T1D (potentially in combination with PRV-031), Sjogren’s syndrome, vasculitis (e.g., polymyalgia rheumatica, giant cell arteritis, Behçets disease), myasthenia gravis, pemphigus, neuromyelitis optica, anti-NMDA receptor encephalitis, Guillain-Barré syndrome, chronic inflammatory demyelinating polyneuropathy, Grave’s ophthalmopathy, IgG4-related disease, and idiopathic thrombocytopenic purpura.

Finally, PRV-3279 also has the potential to prevent or reduce the immunogenicity of biotherapeutics, including but not limited to gene therapy vectors and transgenes (new proteins expressed as a result of the gene therapy). Provention Bio intends to explore collaborations with leaders in gene therapy and other biotherapeutic modalities.

PRV-101 (CVB Vaccine) for Acute Infection and T1D

Overview of CVB Infection of the Pancreas, T1D and PRV-101’s Mechanism of Action

Longitudinal studies of more than 200,000 children studied for up to two decades in Finland by our technology licensor, Vactech, and its collaborators, identified CVB infection as a likely environmental trigger in the onset of T1D and T1D-associated CD. CVB infection is very common and is responsible for various symptoms and complications ranging from mild respiratory disease, gastrointestinal disturbances and hand-foot-mouth disease to life-threatening cardiomyopathy and meningitis. However, in patients with a certain genetic background, CVB also may be responsible for the development of autoimmunity. The T1D association with CVB infection was also observed in additional independent cohorts in 15 countries, including in North America and Australasia. These epidemiological observations have been substantiated by biological experimentation. Insulin-producing beta cells in the pancreas express specialized receptors associated with the transport, storage and release of insulin. These receptors appear to be used by CVB to preferentially infect these cells. Infection by enteroviruses can be detected in the pancreatic beta cells of approximately 60% of type-1 diabetes patients and in the gut of most patients with T1D-associated CD. Importantly, if mothers have anti-CVB immunity at the time of the pregnancy, a 50% reduction in the onset of T1D autoimmunity (T1D-associated auto-antibodies) has been observed in their offspring, presumably due to protection by maternal antibodies passed on to the fetus. This observation strongly suggests the potential efficacy of CVB vaccination for children and/or mothers, resulting in the development of protective antibodies potentially capable of preventing or delaying the onset of T1D.

An analysis of stool samples collected from these individuals identified enterovirus infections prior to the first detection of T1D auto-antibodies. Enterovirus RNA was also detected in stool samples. Examination of antibodies present in DIPP children who developed at least two islet cell auto-antibodies (sign of incipient T1D) and/or progressed to T1D confirmed that among all enteroviruses, only CVB was significantly associated with initiation of beta cell autoimmunity.

Enterovirus RNA in Blood is Linked to the Development of T1D

OR: odd ratio; CI: confidence interval; EV: enterovirus

Proposed First in Human Phase 1 Clinical Trial of PRV-101

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

We plan to commence a FIH Phase 1 clinical trial in the first half of 2020 in healthy adult volunteers, with top-line data by the end of 2020. The primary objective of this FIH clinical trial is to evaluate the safety and tolerability of multiple doses of PRV-101 administered at two different dose levels in adult healthy volunteers. A secondary objective is to evaluate the immunogenicity (ability to elicit antibodies) of PRV-101 to CVB.

Preclinical Data for PRV-101

The mechanism of action and efficacy of PRV-101 is supported by the results of several in vivo studies. Inactivated CVB-based viral vaccines efficiently protect mice from CVB infections and from viral spread to the pancreas, as seen for CVB1 and CVB3 vaccines. Similar experiments conducted with a vaccine covering all six CVB serotypes demonstrated that it can induce a strong neutralizing anti-CVB response in mice and protect the animals against multiple CVB infections from the corresponding live viruses. Independent experiments confirm that CVB infection can accelerate T1D onset in T1D susceptible NOD (Non-obese diabetic) or SOCS-1-Tg (suppressor of cytokine signaling 1 transgenic) mice, suggesting that protection from CVB infection would therefore protect against T1D development. This hypothesis has been recently confirmed in experiments conducted by the Karolinska Institute (Sweden) and the University of Tampere (Finland), demonstrating that a CVB1 vaccine indeed protected SOCS-1-Tg mice against T1D induced by CVB1. These mice develop T1D after CVB1 infection as a consequence of a direct infection of insulin-producing beta cells in the pancreas and the subsequent immune response against the beta cells, mimicking human T1D. A three-injection vaccination course induced robust neutralizing antibody responses against CVB1 and protected mice from both CVB1 infection and CVB1-driven T1D. CVB1 infection led to a loss of insulin-producing cells in unvaccinated mice, which also was prevented by the vaccine. These data strongly support the development of PRV-101 for the prevention of T1D.

Formalin-Inactivated CVB1 Vaccine is effective against CVB1-Induced T1D in a Mouse Model

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

Pharmacology studies will be conducted to determine the exact composition of the vaccine. It is currently considered that such CVB vaccine should ideally be a polyvalent vaccine (encompassing several CVB serotypes). After completion of these studies, we plan to undertake GMP manufacturing of the final vaccine for clinical trials.

CVB Infection Market

Enteroviruses are responsible for an estimated ten to 15 million symptomatic infections in the U.S. annually. CVB contributes to a major part of the healthcare costs of enteroviruses as they cause the most serious complications and are among the most frequently reported enteroviral infections according to the CDC. Acute CVB infection is usually asymptomatic or causes common cold-type symptoms. It often leads also to a febrile illness associated by rash, hand-foot-mouth disease and/or mild GI distress. However, CVB infections cause also more severe manifestations including pericarditis, myocarditis, meningitis and pancreatitis.

-	Myocarditis: CVB is the most common etiologic agents for myocarditis in the Western world, responsible for up to 33% of cases of myocarditis. Myocarditis is an important cause of sudden unexpected death: the prevalence of myocarditis in children and adolescents leading to sudden unexpected death has been reported to be as high as 8% to 42%. In certain individuals, acute myocarditis progresses to chronic myocarditis and dilated cardiomyopathy, which is a severe life-threatening condition.
-	Otitis media: otitis media (middle ear inflammation) may develop in patients with upper respiratory disease caused by enterovirus. Otitis media constitutes 18% of physician visits in the U.S. (largest single reason in children). The costs of otitis media treatment in the U.S. were estimated to be approximately $3 billion in 2014.
-	Meningitis: CVB is a common cause of enteroviral meningitis. Meningitis beyond the neonatal period is characterized by the sudden onset of fever of 38-40°C. Headache and photophobia are almost universally reported in these patients. Reports on the incidence of viral meningitis vary from approximately 50,000 hospitalized cases to over 2 million cases of aseptic meningitis per year. Based on 300,000 annual cases of aseptic meningitis in the United States (of which enteroviruses, and coxsackie viruses in particular, are the most common cause), the economic impact is estimated to be $1.5 billion in direct costs alone.

PRV-300 (Anti-TLR3 Human mAb)

TLRs are sensor molecules of the innate immune system, which detect certain microbial pathogens and initiate protective immune responses. TLR3 is the main sensor for double-stranded RNA, or dsRNA, which is found in various phases of replication and propagation of multiple common viruses. There is increasing evidence that TLR3 plays an important role in the pathologic response to emerging viral infections and the excessive immune response they trigger. TLR3 has also been implicated in chronic pathologic inflammation triggered by non-viral RNA (i.e., dsRNA and mRNA originating from damaged human cells in the absence of an infection). This appears to be the case in inflammatory disorders.

Monoclonal antibodies, or mAbs, are manmade immune proteins used to treat various diseases. PRV-300 (previously known as CNTO 3157 and JNJ-42915925) is a first-in-class, fully human, IgG4κ mAb that binds the extracellular domain of TLR3 with high specificity and affinity. Binding of PRV-300 to TLR3 blocks the binding of RNA molecules to the cell surface and the endosomal TLR3 receptor, thereby inhibiting TLR3-specific intracellular signaling that leads to production of inflammatory mediators (e.g., cytokines and chemokines) that are known to contribute to ulcerative colitis, or UC, activity. In addition, TLR3 protein levels and the TLR3 pathway mRNA signature are significantly increased in intestinal biopsies from active UC compared with those from controls and inactive UC, Also, the blockade of TLR3 significantly reduced pathology in mouse models of colitis. Therefore, the blockade of TLR3 with PRV-300 may provide an effective therapy to intercept the upstream stages in the pathophysiology of UC and potentially prevent relapse or exacerbation.

PRV-300 was developed by Janssen, which undertook clinical testing in 155 subjects across three Phase 1 clinical trials: a) 47 healthy volunteers received single intravenous doses of 0.003 mg/kg to 10 mg/kg and 13 patients with asthma received 3 mg/kg or 10 mg/kg intravenously weekly for 4 weeks; b) 47 healthy volunteers received a single dose of 100 mg, 300 mg or 600 mg subcutaneously and eight patients received a 300 mg single dose intravenously; and c) nine healthy subjects received a single dose of 10 mg/kg intravenously, and 31 patients with asthma received 10 mg/kg followed by 3 mg/kg weekly for three weeks, intravenously. No serious adverse events deemed related to PRV-300 were observed that would preclude further clinical development and proof of mechanism was demonstrated based on inhibition of TLR3-dependent cytokine release in the peripheral blood of dosed subjects. While clinical efficacy was not demonstrated in allergic asthma in a rhinovirus (common cold) challenge model, several lines of evidence suggested a plausible beneficial role for the blockade of this pathway in the interception of disease exacerbation and chronicity. These data include in vivo, ex vivo, histologic and gene expression analyses.

In the first quarter of 2018, we initiated a Phase 1b clinical trial in patients with UC to evaluate the effect of PRV-300 on endoscopic and histologic endpoints, and a biopsy-based mucosal mRNA signature. The latter provided a benchmark against which to assess the efficacy of PRV-300. This study tested dose levels that were previously tested by Janssen, but with more doses and longer dosing duration. Enrollment of 37 patients was completed in the third quarter of 2018.

In May 2019, we announced that our clinical trial of PRV-300 met the primary safety and tolerability endpoint over the twelve-week study period and also demonstrated TLR3 target engagement and proof-of-mechanism. However, improvements in secondary and exploratory clinical, endoscopic, histologic and other UC-related efficacy endpoints were not observed over background medication, suggesting that elevated TLR3 gene signatures previously observed in UC patients, as well as in PULSE, are downstream or circumstantial effects that do not contribute significantly to causal pathology.

We plan to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

Significant Contracts and Agreements Related to Research and Development Activities

License and Acquisition Agreements

MacroGenics Asset Purchase Agreement

In May 2018, we entered into an Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the MacroGenics Asset Purchase Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

Amgen License and Collaboration Agreement

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015. Under the terms of the Amgen Agreement, we will conduct and fund the Phase 2b PROACTIVE trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the Amgen Agreement. The equity investment will coincide with our future financing events or receipt of non-dilutive milestone payment from a third party including but not limited to Janssen related to our CSF-1R program. Amgen is also responsible for the manufacturing of PRV-015. At any point until 120 days after the delivery by us of the final data package from the Phase 2b trial to Amgen, Amgen reserves the right to assume control over all activities with respect to PRV-015, including pricing and marketing decisions, after the payment of a $150.0 million milestone. If Amgen elects not to pay the $150.0 million milestone, we may elect to negotiate a license agreement for PRV-015 (formerly AMG 714) rights, which each of Amgen and us are required to negotiate in good faith and execute. Under the license agreement, we will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The Amgen Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to us (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us).

Janssen License CSF-1R

In April 2017, we entered into a License, Development and Commercialization Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (CSF-1R) inhibitor for IBDs including CD. We are obligated to conduct a single Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the CD indication. Janssen will supply product for the clinical trial. For 90 days following the conclusion of the Phase 2a clinical trial, Janssen will have an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of ten years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with us and we will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach and expires upon the expiration of our last obligation to make royalty payments to Janssen. Janssen will supply drug product for our Phase 2a study. Janssen will also allow us to access their proprietary benchmark data, which includes imaging, tissue and biomarker data.

MacroGenics License Agreement

In May 2018, we entered into a License Agreement with MacroGenics, pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the MacroGenics License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by us without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent.

Vactech License

In April 2017, we entered into a License Agreement with Vactech, pursuant to which Vactech granted us exclusive global rights for the purpose of developing and commercializing the CVB vaccine platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million shares of our common stock to Vactech. We recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of research and development expenses for the year ended December 30, 2017. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. Vactech is obligated to transition its intellectual property, provide reference samples, assist with the technology transfer to a third-party contract manufacturer, and participate on our scientific advisory board. In addition, we may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by us on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If we terminate the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if we terminate the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America and expires upon the expiration of our last obligation to make royalty payments to Vactech.

Janssen License TLR3

In April 2017, we entered into a License, Development and Commercialization Agreement with Janssen, pursuant to which Janssen Sciences Ireland UC granted us exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-TLR3 antibody. Under the TLR3 License Agreement, we will be obligated to make contingent milestone payments to Janssen totaling $31.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $17.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen a single-digit royalty on net sales of any approved product based on the TLR3 technology and three additional payments totaling $60.0 million upon the achievement of certain annual net sales levels. The TLR3 License Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach or insolvency of the other party and expires upon the expiration of our last obligation to make royalty payments to Janssen. Janssen supplied drug product for the completed Phase 1b PULSE study.

We intend to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

Intravacc Development Services Agreement

In March 2018, we entered into a Development Services Agreement with The Institute of Translational Vaccinology, or Intravacc, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately €10 million for their services over the development and manufacturing period which we expect will last for approximately 18 to 24 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party.

AGC Biologics Agreement

In February 2019, we entered into services agreement with AGC Biologics, or AGC to manufacture and supply teplizumab, PRV-031, for our anticipated clinical supply needs. We may terminate the agreement or any statement of work thereunder with approximately 12 months’ prior written notice to AGC. If we provide less than 12 months’ notice of termination, we may incur a cancellation fee depending on the timing of such notice. AGC may terminate the agreement if we do not, over a specified period, purchase and take delivery from AGC of a specified minimum quantity of API for teplizumab. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current Good Manufacturing Practices, cooperation by AGC in connection with potential marketing applications for PRV-031, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Parexel Services Agreement

In February 2019, we entered into a services agreement with Parexel, or the Parexel Services Agreement, pursuant to which we retained Parexel to perform implementation and management services in connection with the PROTECT study of PRV-031. We may terminate the services agreement or any work order for any reason and without cause with 90 days’ written notice. Either party may terminate the agreement in the event of a material breach or, bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We currently anticipate that aggregate costs relating to all work orders under the Parexel Services Agreement for the PROTECT study will be approximately $43.0 million over the period of the study.

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

PRV-031 (teplizumab anti-CD3 antibody)

Through our agreement with MacroGenics, we have acquired a patent portfolio that includes eight issued patents, including three U.S. patents and five ex-U.S. patents in Australia, Israel, Mexico and Singapore. The issued patents are set to expire no earlier than dates ranging from 2019 and 2028, subject to any disclaimers, patent term adjustments or extensions available under the law.

These issued patents disclose humanized antibodies that bind to CD3, and use of these antibodies in treating autoimmune disorders, including T1D and RA.

PRV-015 (IL-15)

Through our agreement with Amgen we have licensed a patent portfolio that includes: i) 78 issued patents, including seven U.S. patents, 42 patents in European countries, and 29 patents in other ex-U.S. jurisdictions; and ii) 19 pending patent applications, including two pending U.S. patent applications, one pending European patent application, and 16 pending patent applications in other ex-U.S. jurisdictions.

The patents and patent applications disclose anti-IL-15 antibodies, methods of using the same, manufacturing conditions and dosages of the same.

The issued patents are set to expire no earlier than dates ranging from 2022 and 2027, subject to any disclaimers or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2026 and 2037, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-6527 (CSF-1R)

Through our agreement with Janssen Pharmaceutica NV, we have licensed a patent portfolio that includes: i) 73 issued patents, including one U.S. patent, one patent in European countries, and 71 patents in other ex-U.S. jurisdictions; and ii) three pending patent applications, one pending U.S. patent application, one pending European patent application, and one pending patent applications in other ex-U.S. jurisdictions. The issued patents are set to expire no earlier than dates ranging from 2027 and 2030 subject to any disclaimers, patent term adjustments or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2027 and 2030, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-3279 (CD32B/CD79B diabody)

Through our agreement with MacroGenics, we have a licensed patent portfolio that includes: i) 213 issued patents, including ten U.S. patents, 142 patents in European countries, and 61 patents in other ex-U.S. jurisdictions; and ii) 52 pending patent applications, including nine pending U.S. patent applications, four pending European patent applications, and 39 pending patent applications in other ex-U.S. jurisdictions.

The patents and patent applications disclose a platform technology for making diabodies, specific anti-CD32B antibodies, specific anti-CD79B antibodies, specific diabodies that co-ligate both CD32B and CD79B, as well as use of these antibodies and diabodies in treating various disorders, including cancer, autoimmune disorder, inflammatory disorder, and IgE-mediated allergic disorder.

The issued patents in the U.S. and various ex-U.S. countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than dates ranging from 2023 and 2034 subject to any disclaimers, patent term adjustments or extensions available under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2023 and 2037, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-101 (CVB/T1D)

Through our agreement with Vactech, we have a licensed patent portfolio that includes one issued U.S. patent, two pending U.S. patent applications, and 38 patents in various European countries (i.e., one granted European patent validated in 38 European Patent Convention member states). The pending U.S. patent applications and the European country patents disclose use of a CVB vaccine composition in the prevention or treatment of T1D.

The patents issued in the U.S. and various European countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than 2032, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-300 (TLR3 Antagonist)

Through our agreement with Janssen Sciences Ireland UC we have a licensed patent portfolio that includes: i) 137 issued patents, including eight U.S. patents, 77 patents in European, or EP, countries (i.e., two granted European patents validated in a combined total of 77 European Patent Convention, or EPC, member states), and 51 patents in other ex-U.S. jurisdictions (including: i) two Eurasian Patent Office, or EAPO, patents validated in a total of 20 Eurasian Patent Convention member states; and ii) 31 issued patents in ex-U.S. countries other than EP and EAPO); and ii) 34 pending patent applications, including one pending U.S. patent application, two pending European patent applications, two pending EAPO patent applications and 29 pending patent applications in other ex-U.S. jurisdictions.

These issued patents and patent applications disclose antibodies that bind TLR3 and that function as TLR3 antagonists, and use of these antibodies in treating various disorders, including respiratory disorders, inflammatory conditions, and metabolic disorders, as well as in reduction of cholesterol.

The issued patents generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and thus the issued patents are set to expire no earlier than dates ranging from 2029 and 2031. In the event that patents issue based on the pending patent applications, although there can be no assurance that any of the patent application will be granted, such patents would be expected to expire between 2029 and 2031, subject to any disclaimers, patent term adjustments or extensions available under the law.

We plan to return the rights to PRV-300 to Janssen and exercise our termination rights under the TLR3 License Agreement in the second half of 2019.

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

We have historically relied upon an existing supply of PRV-031 produced by MacroGenics for use in our clinical trials of PRV-031. This existing supply is insufficient to fully supply the ongoing PROTECT study to completion. In February 2019, we entered into an agreement with AGC Biologics to manufacture PRV-031 for our anticipated clinical trial needs. In order to obtain regulatory approval, the PROTECT study will need to include data from a sufficient number of subjects dosed with the supply of PRV-031 produced by AGC Biologics to demonstrate safety and efficacy. In addition, we will require AGC Biologics to satisfy process validation requirements with regard to PRV-031 and we will be required to demonstrate to the FDA and other regulatory authorities the comparability of AGC Biologics product to MacroGenics product, in order for PRV-031 to obtain regulatory approval.

Competition

We face substantial competition from well-established large pharmaceutical companies, as well as innovative new entrants. Nevertheless, we believe our strategic intent is sufficiently differentiated in that we are focusing on intercepting or potentially preventing the onset and progression of immune-mediated and inflammatory diseases by selecting and developing product candidates that are aimed at relevant and predominantly upstream pathophysiological targets.

The symptomatic treatment of T1D is a highly competitive market with large incumbents such as Sanofi, Novo Nordisk and Eli Lilly providing insulin and blood glucose monitoring products and working on new ways to manage the disease. Our goal is to delay or prevent the onset of T1D and spare patients the need to live with blood glucose monitoring and daily insulin injections and this therapy’s many complications and clinically relevant shortfalls. We believe our enteroviral vaccine approach is unique in that it aims to prevent the onset of T1D prior to the rise of auto-antibodies programmed to attack insulin producing beta cells. We are aware of competitive vaccine technologies in development that are attempting to alter the autoimmune cycle once these auto-antibodies have been detected. However, we believe our vaccine approach may intercept the process prior to this cycle being initiated. Other immunomodulation therapies have shown preservation of beta cell function in early phase studies of new-onset T1D including anti-thymocyte globulin (ATG), CTLA4-Ig (costimulatory blocker), anti-CD20 (Rituxan) and LFA3-Ig (alefacept). All of these Phase 2 studies were conducted by the academic community or by T1D networks and do not appear to be in active development by industry sponsors. The most recent data were reported with Thymoglobulin® which is an approved anti-thymocyte globulin obtained by immunization of rabbits with human thymocytes, and is indicated for the treatment of renal transplant acute rejection in conjunction with concomitant immunosuppression and for induction in adult renal transplant recipients. Low dose ATG was administered intravenously for 2 days in early onset T1D (within 100 days of diagnosis). While C-peptide preservation was observed, due to the risk of serum sickness, ATG was administered during a 2-3 day hospitalization and required pre-medication, including intravenous corticosteroids.

PRV-015 has the potential to be the first drug ever approved for CD since it is the only medication which has shown simultaneous improvement in symptoms and inflammation to date, and since most clinical-stage products are early in development and have not established proof-of-concept. Competition includes experimental medications in development by Innovate (INN-202/larazotide acetate, Phase 2b study completed in 2014; Phase 3 announced), ImmunogenX (IMGX-003/latiglutenase, Phase 2b study completed in 2016 missed primary endpoint, phase 2a announced), ImmusanT (NexVax 2, phase 2a on-going), Zedira/Dr. Falk (ZED1227, phase 2a on-going), Cour (NP-GLI, Phase 1/2 on-going) and PvP Biologics (KumaMax, Phase 1 on-going).

The market for IBD, including CD, is currently led by large pharmaceutical companies serving the autoimmune market with anti-TNF biologics. Among these companies are AbbVie, Eli Lilly, Johnson & Johnson and Pfizer. New drugs are continually being developed in this highly-competitive space by large pharma and early to mid-stage biotech companies. However, many of these drugs used for CD focus on attempting to bring about remission or treating the symptoms of advanced stages of IBD, by neutralizing the inflammatory signals that are released once the immune system has been pathologically activated. We are using a novel approach intended to intercept the autoimmune cycle before these inflammatory signals are received and have an opportunity to trigger significant tissue damage. Our drugs target “upstream” mechanisms of action that may provide benefit for a wider patient population, including patients that have already been treated with anti-TNF drugs that failed to adequately or sustainably control their disease. One of our assets is a small molecule intended for oral administration, which is potentially a significant further differentiating factor in CD, a crowded market currently dominated by injectable biologics.

The market for lupus is currently led by large pharmaceutical companies commercializing older, off-patent products such as steroids, immunosuppressive agents including azathioprine, cyclosphosphamide, cyclosporine and mycophenolate. In addition, Glaxo SmithKline and Roche offer recently approved B cell-targeted agents. GSK received approval for belimumab (Benlysta) in 2011, the first drug approval in lupus in 50 years. Despite modest efficacy and slow onset of effect, belimumab’s annual sales are currently approximately $600 million. Roche’s rituximab (Rituxan), a blockbuster drug, is used off-label in lupus despite not having been approved in SLE. The lupus field is competitive and new experimental drugs are being tested in late stage trials by large pharmaceutical companies and early to mid-stage biotech companies and include: the anti-interferon alpha receptor anifrolumab (MedImmune/Astra Zeneca), anti-CD19/CD32B XmAb5871 (Xencor) and calcineurin inhibitor voclosporin (Aurinia Pharmaceuticals). We expect that PRV-3279 will be differentiated from the competition because of greater and faster-onset efficacy, better safety (PRV-3279 does not deplete B cells and is not expected to be immune-suppressive), and less gastrointestinal side effects (since PRV-3279 is a highly specific mAb with likely minimal off-target side effects).

Government Regulation

Our business activities, including the manufacturing, research, development and marketing of our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us or our collaborators must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

In the United States, drug product candidates intended for human use undergo laboratory and animal testing until adequate proof of safety is established. Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into healthy human volunteers. The emphasis of Phase 1 trials is on testing for safety or adverse events, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit an IND to the FDA.

Regulatory authorities, Institutional Review Boards and Data Monitoring Committees may require additional data before allowing clinical trials to commence, continue or proceed from one phase to another, and could demand that studies be discontinued or suspended at any time if there are significant safety issues. We have in the past and may in the future rely on assistance from our third-party collaborators and contract service providers to file our INDs and generally support our development and regulatory activities approval process for our potential products. Clinical testing must also meet requirements for clinical trial registration, institutional review board oversight, informed consent, health information privacy, and GCPs. Additionally, the manufacture of our drug product, must be done in accordance with current GMPs.

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA, or Biologics License Application, or BLA which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for regulatory approval takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA or BLA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA or BLA. The FDA can refuse to file any NDA and BLA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs or BLAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs and BLAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA or BLA can be approved. Before approving an NDA or BLA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA or BLA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee.

In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical trials that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or BLA or supplement thereto must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to payment of significant annual fees and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a Risk Evaluation and Mitigation Strategy, or REMS. A REMS uses risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities, including the EMA. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, centralized registration procedures are available to companies wishing to market a product in more than one European Community member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory development and approval process involves all of the risks associated with achieving FDA marketing approval in the U.S. as discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals and entities.

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

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.
●	Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.
●	The U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.
●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Center for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Agreement with SVB Leerink LLC and Cantor Fitzgerald & Co.

On August 2, 2019, we entered into the Sales Agreement with Leerink and Cantor as sales agents, pursuant to which we may offer and sell, from time to time, through the Agents shares of our common stock.

We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts consistent with their respective normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”) to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Upon delivery of a placement notice, and subject to our instructions in that notice, and the terms and conditions of the Sales Agreement generally, the Agents may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Agents’ obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of the registration statement on Form S-3 (the “Registration Statement”) filed by us with the SEC on August 2, 2019 and other customary closing conditions. We will pay the Agents a commission of 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide the Agents with customary indemnification and contribution rights. We have also agreed to reimburse the Agents for certain specified expenses.

Shares of common stock may be offered and sold pursuant to the Registration Statement and the sales agreement prospectus that forms a part of such Registration Statement, following such time as the Registration Statement is declared effective by the SEC, for an aggregate offering price of up to $50.0 million.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, which is attached as an exhibit to the Registration Statement and incorporated by reference into this Item 5 of Part II of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

10.1	Sales Agreement, dated August 2, 2019, by and among Provention Bio, Inc., SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on August 2, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2019 and 2018 (iv) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

August 6, 2019

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

