Form 10-Q
period 2019-09-30
Provention Bio, Inc.
filed 2019-11-05
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of the close of business on November 1, 2019, 47,638,361 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,088	$58,539
Prepaid expenses and other current assets	1,283	2,990
Total assets	$96,371	$61,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,265	$568
Accrued expenses	2,695	1,303
Total current liabilities	4,960	1,871

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,638,361 shares issued and outstanding at September 30, 2019; 37,361,562 shares issued and outstanding at December 31, 2018	5	4
Additional paid-in capital	159,927	95,430
Accumulated deficit	(68,521)	(35,776)
Total stockholders’ equity	91,411	59,658
Total liabilities, preferred stock and stockholders’ equity	$96,371	$61,529

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,324	$4,140	$27,896	$17,684
General and administrative	2,649	1,272	5,593	2,929
Total operating expenses	9,973	5,412	33,489	20,613
Loss from operations	(9,973)	(5,412)	(33,489)	(20,613)
Interest income	204	237	744	339
Change in fair value of warrant liability	—	(217)	—	(520)
Loss before income tax benefit	(9,769)	(5,392)	(32,745)	(20,794)
Income tax benefit	—	—	—	—
Net loss	$(9,769)	$(5,392)	$(32,745)	$(20,794)
Accretion on Series A Convertible Redeemable Preferred Stock	—	(25)	—	(276)
Net loss attributable to common stockholders	$(9,769)	$(5,417)	$(32,745)	$(21,070)

Net loss per common share, basic and diluted	$(0.24)	$(0.17)	$(0.85)	$(1.21)
Weighted average common shares outstanding, basic and diluted	40,512	32,000	38,424	17,414

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except per share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance at January 1, 2019	—	$—	37,362	$4	$95,430	$(35,776)	$59,658
Stock-based compensation	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	(10,972)	(10,972)
Balance at March 31, 2019	—	$—	37,362	$4	$95,674	$(46,748)	$48,930
Issuance of common stock in connection with stock option exercises	—	—	8	—	21	—	21
Stock-based compensation	—	—	—	—	461	—	461
Net loss	—	—	—	—	—	(12,004)	(12,004)
Balance at June 30, 2019	—	$—	37,370	$4	$96,156	$(58,752)	$37,408
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	5,750	1	42,650	—	42,651
Issuance of common stock in connection with private placement with Amgen	—	—	2,500	—	20,000	—	20,000
Issuance of common stock in connection with stock option exercises	—	—	51	—	198	—	198
Issuance of common stock in connection with warrant exercises	—	—	1,967	—	—	—	—
Stock-based compensation	—	—	—	—	923	—	923
Net loss	—	—	—	—	—	(9,769)	(9,769)
Balance at September 30, 2019	—	$—	47,638	$5	$159,927	$(68,521)	$91,411

	Convertible Redeemable Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance at January 1, 2018	11,382	$26,185	10,000	$1	$3,264	$(9,298)	$(6,033)
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	125	—	—	(125)	—	(125)
Stock-based compensation	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	(5,063)	(5,063)
Balance at March 31, 2018	11,382	$26,310	10,000	$1	$3,238	$(14,361)	$(11,122)
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	126	—	—	(126)	—	(126)
Fair value of warrants issued in connection with the acquisition of product rights	—	—	—	—	3,978	—	3,978
Stock-based compensation	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	(10,339)	(10,339)
Balance at June 30, 2018	11,382	$26,436	10,000	$1	$7,505	$(24,700)	$(17,194)
Issuance of common stock upon conversion of Series A Convertible Redeemable Preferred Stock	(11,382)	(26,461)	11,382	1	26,460	—	26,461
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	25	—	—	(25)	—	(25)
Reclassification of Series A warrants liability	—	—	—	—	1,518	—	1,518
Issuance of common stock in initial public offering, net of issuance costs	—	-	15,970	2	56,286	—	56,288
Fair value of warrants issued in connection with the initial public offering of common stock	—	—	—	—	3,039	—	3,039
Stock-based compensation	—	—	—	—	393	—	393
Net loss	—	—	—	—	—	(5,392)	(5,392)
Balance at September 30, 2018	—	$—	37,352	$4	$95,176	$(30,092)	$65,088

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(32,745)	$(20,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,628	907
Stock-based consideration in connection with acquisition of product rights (Note 5)	—	3,978
Change in fair value of warrant liability	—	520

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,707	(1,431)
Accounts payable	1,697	65
Accrued expenses	1,392	(109)
Net cash used in operating activities	(26,321)	(16,864)

Financing activities
Proceeds from underwritten public offering, net	42,651	—
Proceeds from private placement with Amgen	20,000	—
Proceeds from initial public offering, net	—	59,327
Proceeds from exercise of stock options	219	—
Net cash provided by financing activities	62,870	59,327

Net increase in cash and cash equivalents	36,549	42,463
Cash and cash equivalents at beginning of period	58,539	21,834
Cash and cash equivalents at end of period	$95,088	$64,297

Supplemental disclosure of non-cash financing transactions:
Accretion of Series A Convertible Redeemable Preferred Stock	$—	$(276)

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

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2018, as filed with the SEC on March 19, 2019.

In the opinion of management, the unaudited financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2019, the Company had an accumulated deficit of $68.5 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, its initial public offering (“IPO”) in July 2018, and an underwritten public offering and concurrent private placement, which closed in September 2019.

In April 2017, the Company completed its private placement of Series A Convertible Redeemable Preferred Stock (the “Series A Offering”). The Company issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. The Company received net proceeds of $26.7 million.

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

In September 2019, the Company completed an underwritten public offering in which it sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, the Company sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement, pursuant to the terms of the Company’s License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

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

Based on the Company’s business plans, management believes that it has sufficient cash on hand to meet the Company’s obligations for approximately two years from the issuance date of these financial statements.

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

4. CAPITALIZATION

As of September 30, 2019, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 47,638,361 shares were issued and outstanding. In addition, as of September 30, 2019, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which, none were issued and outstanding.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In September 2019, the Company completed an underwritten public offering in which it sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, the Company sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement, pursuant to the terms of the Company’s License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

5. LICENSE AND OTHER AGREEMENTS

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of September 30, 2019, the Company has not achieved any milestones that would trigger payments to Vactech.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Pharmaceutica NV (the “CSF-1R License Agreement”), pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (CSF-1R) inhibitor for inflammatory bowel diseases including Crohn’s Disease and ulcerative colitis (UC). The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). See Note 13 – Subsequent Events for the announcement of top-line results of the PRINCE study. Janssen has an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with the Company and it will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, Provention has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by Provention without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach and expires upon the expiration of Provention’s last obligation to make royalty payments to Janssen. As of September 30, 2019, the Company has not achieved any milestones that would trigger payments to Janssen.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which the Company currently expects will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2019, the Company had paid Intravacc a total of approximately 7.0 million euros, or approximately $8.3 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

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

In May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (T1D). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a Biologics License Application (“BLA”) in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company is assuming pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of September 30, 2019, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In November 2018, the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (NRCD). Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to the Company, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to Company pursuant to a termination license agreement from Amgen and the Company. The Company will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by the Company without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, the Company’s last obligation to make royalty payments to Amgen, if the program rights are transferred to the Company). In September 2019, in a private placement completed concurrently with the Company’s underwritten public offering, Amgen purchased 2,500,000 shares of the Company’s common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

In April 2017, the Company entered into a License, Development and Commercialization Agreement with Janssen Sciences Ireland UC (the “TLR3 License Agreement”), pursuant to which Janssen Sciences Ireland UC granted the Company exclusive global rights for the purpose of developing and commercializing JNJ-42915925 (renamed PRV-300), an anti-Toll-Like Receptor 3 (TLR3) antibody. The Company evaluated PRV-300 for UC in a recently completed Phase 1b trial (the PULSE study). See Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations – Recent Company Developments for disclosure of top-line results of the PULSE study. The Company returned the rights to PRV-300 to Janssen and exercised its termination rights under the TLR3 License Agreement in the third quarter of 2019.

6. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Net loss, basic	$(9,769)	$(5,392)	$(32,745)	$(20,794)
Accretion of Series A Convertible Redeemable Preferred Stock	—	(25)	—	(276)
Net loss attributable to common stockholders	$(9,769)	$(5,417)	$(32,745)	$(21,070)

Weighted average common shares outstanding, basic and diluted	40,512	32,000	38,424	17,414
Net loss per common share, basic and diluted	$(0.24)	$(0.17)	$(0.85)	$(1.21)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Series A Convertible Redeemable Preferred Stock	—	—	—	—
Warrants	2,125	4,588	2,125	4,588
Stock options	5,934	3,486	5,934	3,486

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018

Accrued research and development costs	$1,852	$1,023
Accrued professional fees	461	126
Other accrued liabilities	200	154
Accrued compensation	182	—
Total accrued expenses	$2,695	$1,303

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of September 30, 2019 or December 31, 2018. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 9) were previously classified as Level 3. During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.5 million, respectively, of expense related to the change in the fair value (an increase) of the Series A Preferred Stock warrant liability. Upon the completion of the IPO in July 2018, these warrants converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain redemption provisions outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

There were no recurring or non-recurring measurements of fair value as of September 30, 2019, as of December 31, 2018 or during the three and nine months ended September 30, 2019 with respect to assets and liabilities.

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

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of September 30, 2019, there were options to purchase an aggregate of 5,934,467 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,050,893 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2019. As of September 30, 2019, there were 916,438 shares available for future grants.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$378	$208	$754	$549
General and administrative	545	185	874	358
Total share-based compensation expense	$923	$393	$1,628	$907

Option activity

The Company grants options with service-based vesting requirements and also grants options with performance-based vesting requirements. Generally, the service-based requirements vest over a four-year period in multiple tranches. Each tranche of the performance-based component vests upon the achievement of a specific milestone. These milestones are related to the Company’s clinical trials, manufacturing activities, regulatory activities, and certain other performance metrics.

A summary of option activity for the nine months ended September 30, 2019 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2018	3,476	$2.85	8.8 years	$—
Granted	2,677	$10.34
Exercised	(59)	$3.69
Forfeited or expired	(160)	$4.00
Outstanding at September 30, 2019	5,934	$6.19	8.8 years	$15,449
Exercisable at September 30, 2019	1,514	$2.71	8.0 years	$6,250

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 was $6.80 per share. As of September 30, 2019, there were approximately 1,803,000 unvested options subject to performance-based vesting criteria with approximately $9.4 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of September 30, 2019, there were approximately 2,617,000 unvested options outstanding subject to time-based vesting with approximately $10.3 million of unrecognized compensation expense which will be recognized over a period of 3.4 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cash proceeds from options exercised	$198	$—	$219	$—
Aggregate intrinsic value of options exercised	292	—	373	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine months ended September 30,
	2019	2018

Exercise Price	$10.34	$3.93
Expected volatility	72%	61%
Expected dividends	—	—
Expected term (in years)	6.3	6.2
Risk-free interest rate	1.91%	2.78%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. The underlying instrument into which the warrants are exercisable contained redemption provisions that were outside the Company’s control. Accordingly, these warrants were considered liabilities and at issuance, the fair value of $0.9 million was recorded as a warrant liability against a reduction to the proceeds from the issuance of the Series A Convertible Redeemable Preferred Stock. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock and because the warrants no longer contain redemption provisions outside the Company’s control, the Company determined that equity classification was appropriate. See Note 8 for further information. In July 2019, certain warrant holders from the Series A Offering elected to exercise warrants for an aggregate of 4,065 shares on a cashless basis, resulting in the Company’s net issuance of 3,167 shares. As of September 30, 2019, there were 554,675 warrants outstanding related to the Series A Offering.

In May 2018, in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement, the Company issued warrants to MacroGenics to purchase 2,432,688 shares of the Company’s common stock at an exercise price of $2.50 per share. These warrants had a seven-year term. The Company recorded the warrants issued under MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the second quarter of 2018.

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants issued to MacroGenics. The fair values of these instruments are determined using models based on inputs that require management judgment and estimates.

The fair value of the warrants issued to MacroGenics was measured at issuance on May 7, 2018 using the Black-Scholes option pricing model based on the following assumptions:

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

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, there were no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In connection with the Company’s completion of its IPO in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term.

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

In July 2019, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 27,063 shares on a cashless basis, resulting in the Company’s net issuance of 15,746 shares. As of September 30, 2019, there were 1,569,893 warrants outstanding related to the IPO.

12. RELATED PARTY TRANSACTIONS

The Company paid transition service fees to Vactech of approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2018. The Company made only de minimis payments to Vactech during the three and nine months ended September 30, 2019.

In connection with the Company’s Asset Purchase Agreement with MacroGenics, the Company made payments of approximately $0.3 million to Tolerance Therapeutics, Inc. during the nine months ended September 30, 2018. The Company did not make any payments to Tolerance Therapeutics Inc. during the nine months ended September 30, 2019. Dr. Bluestone, who was appointed to our board of directors in March 2019, is a majority stockholder in Tolerance Therapeutics, Inc.

13. SUBSEQUENT EVENTS

On October 22, 2019, the Company announced top-line results from its Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527, an oral CSF-1R small molecule inhibitor, in 93 patients with moderate-to-severe Crohn’s disease. The primary efficacy endpoint of the study was the change in the Crohn’s Disease Activity Index (CDAI) score at week 12. While PRV-6527 demonstrated a substantial improvement in this symptom driven score at week 12, it did not differentiate from placebo. This high placebo response is deemed to be possibly related to the standard of care and/or background medication used (~85%) in the study’s predominantly biologic-naïve population. PRV-6527 was associated with improvements in several key secondary objective endpoints in the steroid-free population (75% of study subjects), including mucosal endoscopy (as assessed by the Simple Endoscopic Score for Crohn’s Disease, SES-CD) and tissue histology (as measured by the Global Histological Activity Score, GHAS). Analysis of exploratory serum and tissue biomarkers showed that patients treated with PRV-6527 had significant reductions in circulatory inflammatory monocytes, as well as macrophages, dendritic cells and the CSF1 gene signature in colonic tissue, providing proof of mechanism in the interception of inflammatory myeloid cells. PRV-6527 was found to be generally safe and well tolerated, with no drug-related serious adverse events.

Pursuant to the CSF-1R License Agreement, Janssen has 90 days from the announcement of top-line results from the PRINCE study to exercise its right to buy back PRV-6527 from the Company for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications. In the event that Janssen does not take back PRV-6527, the Company retains the rights and is free to sublicense the program on a worldwide basis to another partner in the field of inflammatory bowel disease.

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

We have not generated any revenue to date and through September 30, 2019, and we had an accumulated deficit of $68.5 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, our initial public offering, or IPO in July 2018 and our underwritten public offering and concurrent private placement, which closed in September 2019.

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

In September 2019, we completed an underwritten public offering in which we sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, we sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement, pursuant to the terms of our License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with clinical trials and other development activities. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

Recent Company Developments

Clinical Data & Safety

PRV-031 (teplizumab, anti-CD3 mAb)

In June 2019, we announced results from a Phase 2 clinical trial in patients with Stage 2 T1D (Teplizumab for Prevention of Type 1 Diabetes In Relatives “At-Risk”) conducted at TrialNet sites and sponsored by the NIDDK, part of the National Institutes of Health, or NIH, which evaluated PRV-031, a humanized, anti-CD3 mAb for the interception of T1D, in 76 patients with stage 2 T1D. The trial results showed that PRV-031 significantly delayed the median onset of clinical diabetes from 24.4 months (placebo) to 48.4 months (teplizumab) (p=0.006). PRV-031 is the first potential immune modulator therapy that has demonstrated a delay in the onset of clinical disease in T1D.

The results from At-Risk study were reported at the American Diabetes Association meeting in June 2019 and published in the New England Journal of Medicine. A total of 76 subjects were enrolled and randomized, 44 to teplizumab and 32 to placebo. The safety profile in At-Risk subjects who received a single course of teplizumab was consistent with those from subjects with newly-diagnosed clinical T1D who received two courses of the drug.

In August 2019, the U.S. Food and Drug Administration granted breakthrough therapy designation (“BTD”) to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

In October 2019, the European Medicines Agency (EMA) granted PRIority MEdicines (“PRIME”) eligibility to teplizumab (PRV-031) for the prevention or delay of clinical T1D in individuals at-risk of developing the disease. The PRIME initiative is designed to expedite the development and review of promising therapies that target an unmet need and show potential clinical benefit so the medicine can reach patients earlier. The designation offers the opportunity for enhanced interaction and dialogue with the EMA to optimize development, as well as the potential for accelerated assessment at the time of application for a marketing authorization.

PRV-6527 (CSF-1R inhibitor)

In October 2019, we announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527, an oral CSF-1R small molecule inhibitor, in 93 patients with moderate-to-severe Crohn’s disease. The primary efficacy endpoint of the study was the change in the Crohn’s Disease Activity Index (CDAI) score at week 12. While PRV-6527 demonstrated a substantial improvement in this symptom driven score at week 12, it did not differentiate from placebo. This high placebo response is deemed to be possibly related to the standard of care and/or background medication used (~85%) in the study’s predominantly biologic-naïve population. PRV-6527 was associated with improvements in several key secondary objective endpoints in the steroid-free population (75% of study subjects), including mucosal endoscopy (as assessed by the Simple Endoscopic Score for Crohn’s Disease, SES-CD) and tissue histology (as measured by the Global Histological Activity Score, GHAS). Analysis of exploratory serum and tissue biomarkers showed that patients treated with PRV-6527 had significant reductions in circulatory inflammatory monocytes, as well as macrophages, dendritic cells and the CSF1 gene signature in colonic tissue, providing proof of mechanism in the interception of inflammatory myeloid cells. PRV-6527 was found to be generally safe and well tolerated, with no drug-related serious adverse events.

Pursuant to the CSF-1R License Agreement, Janssen has 90 days to exercise its right to buy back PRV-6527 from us for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications. In the event that Janssen does not take back PRV-6527, we retain the rights and are free to sublicense the program on a worldwide basis to another partner in the field of inflammatory bowel disease.

PRV-300 (anti-TLR3 mAb)

In May 2019, we announced preliminary top-line results from our Phase 1b clinical trial (the PULSE study), which evaluated PRV-300, an anti-TLR3 (toll-like receptor 3) mAb, in 37 patients with active, moderate-to-severe ulcerative colitis, or UC. PRV-300 met the primary safety and tolerability endpoint over the twelve-week study period and also demonstrated TLR3 target engagement and proof-of-mechanism. However, improvements in solely secondary and exploratory clinical, endoscopic, histologic and other UC-related efficacy endpoints were not observed over background medication, suggesting that elevated TLR3 gene signatures previously observed in UC patients, as well as in the PULSE clinical trial, are downstream or circumstantial effects that do not contribute significantly to causal pathology.

We returned the rights to PRV-300 to Janssen and exercised our termination rights under the TLR3 License Agreement in the third quarter of 2019.

PRV-101 (polyvalent CVB vaccine)

We have experienced certain delays in the manufacturing of a polyvalent CVB vaccine for use in toxicology testing that will delay the filing of a clinical trial application (CTA) and the start of the first-in-human study by approximately six to twelve months. Top-line data from the first-in-human study is now expected in 2021.

Financing

In September 2019, we completed an underwritten public offering in which we sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, we sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement, pursuant to the terms of our License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

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

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●	PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and, potentially, for delaying and/or preventing disease progression in subjects at risk of developing T1D, which has been designated by the FDA, as orphan drug for the treatment of newly-diagnosed T1D, and was granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA in October 2019;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015: a human anti-interleukin 15, or IL-15, mAb for the treatment of gluten-free diet non-responsive celiac disease, or NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication;

●	PRV-101: a coxsackie virus B (CVB) vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and T1D-associated celiac disease; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, or APCs, to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease;

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes. The first patient was dosed in April 2019.

Top-line results from a National Institute of Diabetes and Digestive and Kidney Diseases-sponsored study conducted at TrialNet sites for preventing disease progression in patients at-risk of developing T1D were publicly reported in June 2019.

In August 2019, the FDA granted BTD to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

In October 2019, the EMA granted PRIME eligibility to teplizumab to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

We expect to meet with the FDA during the fourth quarter of 2019.

We expect to file a BLA for the At-Risk indication in Q4 2020.

We expect to report top-line results from the Phase 3 PROTECT study in 2022.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy

We commenced a Phase 1b clinical trial (the PREVAIL study) in 16 healthy volunteers. The first patient was dosed in August 2019.

We are designing a Phase 2a portion of the PREVAIL study, which upon successful completion of the Phase 1b study, we plan to initiate to study patients with SLE.

We expect to report top-line results of the Phase 1b portion of the PREVAIL study in the first quarter of 2020.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We are planning a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and will undertake additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the first half of 2020.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to report top-line first-in-human data in 2021.

PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease	We announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527 in 93 patients with moderate-to-severe Crohn’s disease.	Janssen has 90 days (first quarter of 2020) to exercise its right to buy back PRV-6527 from us for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications.

PRV-300 (anti-TLR3 mAb) for the treatment of severe viral infections	We returned the rights to PRV-300 to Janssen and exercised our termination rights under the TLR3 License Agreement in the third quarter of 2019.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations, or CMOs, on our behalf. Our development efforts from inception through September 30, 2019, were principally related to the acquisition and development of our six programs detailed in the Pipeline description immediately above.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$7,324	$4,140	$3,184
General and administrative	2,649	1,272	1,377
Total operating expenses	9,973	5,412	4,561
Loss from operations	(9,973)	(5,412)	4,561
Interest income	204	237	(33)
Change in fair value of warrant liability	—	(217)	(217)
Loss before income tax benefit	(9,769)	(5,392)	4,377
Income tax benefit	—	—	—
Net loss	(9,769)	(5,392)	4,377
Accretion on Series A Convertible Redeemable Preferred Stock	—	(25)	(25)
Net loss attributable to common stockholders	$(9,769)	$(5,417)	$4,352

Net loss per common share, basic and diluted	$(0.24)	$(0.17)
Weighted average common shares outstanding, basic and diluted	40,512	32,000

Research and Development Expenses

Research and development expenses were $7.3 million for the three months ended September 30, 2019, an increase of $3.2 million, compared to $4.1 million for the three months ended September 30, 2018. The increase related primarily to an increase in clinical development expenses for PRV-031, PRV-101, and PRV-3279. Research and development expenses for the three months ended September 30, 2018 related primarily to clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, transition and startup costs for PRV-031, which was acquired in the second quarter of 2018, and internal personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended September 30, 2019, an increase of $1.3 million, compared to $1.3 million for the three months ended September 30, 2018. General and administrative expenses primarily included $1.1 million in professional fees and legal expenses, $0.8 million in personnel costs, including stock-based compensation, and approximately $0.7 million in insurance and other costs associated with being a public company. General and administrative expenses for the three months ended September 30, 2018 primarily included $0.5 million in professional fees and legal expenses, $0.4 million in personnel costs, including stock-based compensation and approximately $0.3 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.2 million during the three months ended September 30, 2019 compared to $0.2 million during the three months ended September 30, 2018. The slight decrease in interest income during the three months ended September 30, 2019 related primarily to a decrease in average cash and cash equivalents balances during the three months ended September 30, 2019 compared to same period in 2018.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $25 thousand during the three months ended September 30, 2018 and related to a change in the fair value of our Series A Convertible Redeemable Preferred Stock during the period just prior our IPO, as determined using a Black Scholes option-pricing model.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, the Company did not record any gain or loss related to the warrant liability during the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$27,896	$17,684	$10,212
General and administrative	5,593	2,929	2,664
Total operating expenses	33,489	20,613	12,876
Loss from operations	(33,489)	(20,613)	12,876
Interest income	744	339	405
Change in fair value of warrant liability	—	(520)	(520)
Loss before income tax benefit	(32,745)	(20,794)	11,951
Income tax benefit	—	—	—
Net loss	(32,745)	(20,794)	11,951
Accretion on Series A Convertible Redeemable Preferred Stock	—	(276)	(276)
Net loss attributable to common stockholders	$(32,745)	$(21,070)	$11,675

Net loss per common share, basic and diluted	$(0.85)	$(1.21)
Weighted average common shares outstanding, basic and diluted	38,424	17,414

Research and Development Expenses

Research and development expenses were $27.9 million for the nine months ended September 30, 2019, an increase of $10.2 million, compared to $17.7 million for the nine months ended September 30, 2018. The increase related primarily to an increase in clinical development expenses for PRV-031, PRV-101, PRV-3279. Research and development expenses for the nine months ended September 30, 2018 related primarily to clinical development expenses for PRV-6527 and PRV-300, development costs for PRV-101, non-cash acquisition costs for the rights to PRV-031 and PRV-3279 from MacroGenics, and internal personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the nine months ended September 30, 2019, an increase of $2.7 million, compared to $2.9 million for the nine months ended September 30, 2018. General and administrative expenses primarily included $1.9 million in personnel costs, including stock-based compensation, $1.9 million in professional fees and legal expenses and approximately $1.4 million in insurance and other costs associated with being a public company. General and administrative expenses for the nine months ended September 30, 2018 primarily included $1.2 million in personnel costs, including stock-based compensation, and $1.2 million in professional fees and legal expenses.

Interest Income

Interest income was $0.7 million during the nine months ended September 30, 2019 compared to $0.3 million during the nine months ended September 30, 2018. The increase in interest income during the nine months ended September 30, 2019 related primarily to an increase in average cash and cash equivalents balances in 2019 compared to the same period in 2018.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.5 million during the nine months ended September 30, 2018 and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock, as determined using a Black Scholes option-pricing model.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, the Company did not record any gain or loss related to the warrant liability during the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of our equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of September 30, 2019, we had cash and cash equivalents of $95.1 million. In September 2019, we completed an underwritten public offering of 5,750,000 shares and a concurrent private placement with Amgen of 2,500,000 of our common stock, at a price of $8.00 per share, resulting in aggregate net cash proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses, of $62.7 million. We believe that our current cash and cash equivalents will be sufficient to fund our projected operating requirements for approximately two years from the issuance date of these financial statements.

We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We plan to raise additional capital through equity offerings. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements for the remainder of 2019 and 2020 will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including the PROTECT clinical study, which commenced in April 2019, the recent breakthrough therapy designation by the FDA for PRV-031 and the related path towards a potential BLA submission for PRV-031. Other factors include the recent initiation of the Phase 1b portion of the PREVAIL study of PRV-3279 and if successful, the planned Phase 2a portion of the PREVAIL study, as well as our planned Phase 2b clinical study of PRV-015 and development efforts for PRV-101.

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

In August 2019, we entered into the Sales Agreement with SVB Leerink LLC (“SVBLeerink”) and Cantor Fitzgerald & Co. (“Cantor”) pursuant to which SVBLeerink and Cantor will serve as our sales agent to sell up to $50.0 million of shares of our common stock through an “at the market offering.”

In September 2019, we completed an underwritten public offering in which we sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, we sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement, pursuant to the terms of our License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

Cash Flows

As of September 30, 2019, we had cash and cash equivalents totaling $95.1 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,321)	$(16,864)
Investing activities	—	—
Financing activities	62,870	59,327
Net change in cash and cash equivalents	$36,549	$42,463

Cash Flows from Operating Activities

Net cash used in operating activities was $26.3 million for the nine months ended September 30, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527, PRV-300, PRV-3279, development activities for PRV-101, as well as costs for our PRV-015 program. Our working capital was $91.4 million as of September 30, 2019.

Net cash used in operating activities was $16.9 million for the nine months ended September 30, 2018 and primarily related to cash used to fund clinical development activities for PRV-6527 and PRV-300, development activities for PRV-101, as well as costs for PRV-031, which was acquired in the second quarter of 2018.

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $62.9 million for the nine months ended September 30, 2019 and primarily related to $62.7 million in aggregate net proceeds we received from the completion of our underwritten public offering and concurrent private placement in September 2019. We also received approximately $0.2 million from stock option exercises during the period.

Net cash provided by financing activities was $59.3 million for the nine months ended September 30, 2018 and primarily related to the net proceeds we received from the completion of our IPO in July 2018.

Commitments and Contractual Obligations

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of September 30, 2019, we have not achieved any milestones that would trigger payments to Vactech.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). See Note 13 – Subsequent Events for the announcement of top-line results of the PRINCE study. Janssen has an option to buy back the rights for future development for a one-time payment of $50.0 million and future single-digit royalties on future net sales for a period of 10 years from first sale or expiration of the intellectual property, whichever is shorter. If Janssen does not exercise its option to buy-back the rights, all rights will remain with us and we will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of September 30, 2019, we have not achieved any milestones that would trigger payments to Janssen under the CSF-1R License Agreement.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we currently expect will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2019, we have paid Intravacc a total of approximately 7.0 million euros, or approximately $8.3 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of September 30, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a BLA in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of September 30, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, which was completed in September 2019. See Note 5 – License and Other Agreements for further details. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of September 30, 2019, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

In February 2019, we entered into a services agreement with AGC Biologics (“AGC”) to manufacture and supply teplizumab, PRV-031, for our anticipated clinical supply needs. We may terminate the agreement or any statement of work thereunder with approximately12 months’ prior written notice to AGC. If we provide less than 12 months’ notice of termination, we may incur a cancellation fee depending on the timing of such notice. AGC may terminate the agreement if we do not, over a specified period, purchase and take delivery from AGC of a specified minimum quantity of API for teplizumab. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current Good Manufacturing Practices, cooperation by AGC in connection with potential marketing applications for PRV-031, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine months ended September 30,
	2019	2018

Exercise Price	$10.34	$3.93
Expected volatility	72%	61%
Expected dividends	—	—
Expected term (in years)	6.3	6.2
Risk-free interest rate	1.91%	2.78%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the the risk factors discussed under the “Risk Factors” section included in our 2018 Annual Report on Form 10-K, which was filed on March 19, 2019 as updated by our Quarterly Report on Form 10-Q for the three and six months ended on June 30, 2019, which was filed on August 6, 2019. There have been no material changes to our risk factors as previously disclosed in these aforementioned filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In September 2019, pursuant to the terms of our License and Collaboration Agreement with Amgen, Inc., we sold, and Amgen purchased, in a private placement completed concurrently with our underwritten public offering, 2,500,000 shares of our common stock at the public offering price of $8.00 per share.

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

As of September 30, 2019, we have used approximately $37.0 million of the net offering proceeds primarily to fund ongoing development activities for PRV-031, PRV-6527, PRV-300, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Statements of Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2019 and 2018 (iv) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

November 5, 2019

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

