Form 10-K
period 2019-12-31
Provention Bio, Inc.
filed 2020-03-12
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___TO __.

Commission file number 001-38552

PROVENTION BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5245912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 666 Oldwick, New Jersey 08858

(Address of registrant’s principal executive offices)

(908) 336-0360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value	PRVB	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X]. No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes [  ] No [X].

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2019, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date was approximately $387.8 million.

On March 9, 2020, there were 47,709,636 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

PROVENTION BIO, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are still in preclinical or various stages of clinical development;

●	our ability to obtain, or delays in obtaining, regulatory approval from the US Food and Drug Administration (FDA), the European Medicines Agency (EMA), and other regulatory authorities for our product candidates, such as PRV-031 in the At-Risk indication, including due to insufficient clinical data, requirements to demonstrate the comparability of our current third party manufacturing process with that of previous manufacturing processes by other companies, and the complexity of the review process by the FDA;

●	failure to maintain regulatory approval for our product candidates, if received;
●

our, or that of our third-party manufacturers, ability to manufacture Good Manufacturing Practice, or GMP, batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to attract and retain key executives and medical, scientific and commercial personnel;
●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;
●	our ability to build a commercial organization, including sales and marketing, and successfully commercialize our product candidates if we obtain regulatory approval;
●	our dependence on third-parties to manufacture our product candidates;
●	our reliance on third-party contract research organizations (CROs) to conduct our clinical trials, including those in the U.S. and internationally;
●	our ability to maintain or protect the validity of our licensed patents and other intellectual property;
●	our ability to internally develop new inventions and intellectual property;
●	our ability to compete within the market for our product candidates, if approved;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Part I—Item 1A—Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We have not generated any revenue to date and through December 31, 2019, we had an accumulated deficit of $79.1 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, our initial public offering, or IPO, in July 2018, and our underwritten public offering and concurrent private placement in September 2019.

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

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch teplizumab, if we receive regulatory approval in the U.S. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

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

We have access to relevant in-licensing opportunities from industry-leading pharmaceutical companies; innovative, development-stage biotechnology companies; and world-renowned academic centers. We have obtained exclusive worldwide rights to two product candidates from MacroGenics, Inc., the acquisition of a Phase 3 clinical-stage candidate for the interception, delay or prevention of T1D and the in-license of a Phase 1 candidate for the potential treatment of systemic lupus erythematosus (SLE). We also in-licensed an enterovirus vaccine platform, targeting the prevention of Coxsackie Virus B (CVB) infections and the onset of T1D and celiac disease, from Vactech Ltd., or Vactech, a Finnish biotechnology company. We in-licensed a Phase 2 clinical-stage candidate from Amgen, Inc. targeting celiac disease. Lastly, we in-licensed a Phase 2 clinical-stage candidate from an affiliated entity of Janssen Pharmaceuticals, Inc., or Janssen, which is a small molecule targeting an upstream pathological mechanism and believed to drive Crohn’s disease.

Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. We have not yet commenced any revenue-generating operations, does not have any cash flows from operations, and will need to raise additional capital to finance our operations.

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

In November 2019, we completed a Type B multidisciplinary meeting with the FDA to discuss the proposed contents of a BLA for PRV-031 (teplizumab) for the prevention or delay of T1D in individuals at-risk of developing T1D. Based on official FDA meeting minutes, Provention continues to expect that it will commence a rolling BLA submission for PRV-031 in the middle of 2020 and is targeting completion of the submission in the fourth quarter of 2020. We do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL (PRV-3279 EVAluation In Lupus) study, which evaluated PRV-3279 in 16 healthy volunteers.

PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters.

Based on the results, Provention plans to commence the Phase 2a portion of the PREVAIL study in lupus patients in the first half of 2021.

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

In December 2019, Janssen declined its option to buy back PRV-6527 from us for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications. We retain the rights and are free to sublicense the program on a worldwide basis to another partner in the field of inflammatory bowel disease.

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

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●

PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and for delaying and/or preventing disease progression in subjects at risk of developing clinical stage T1D. PRV-031 has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. PRV-031 was also granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA in October 2019 for the delay or prevention of T1D;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progress to T1D and damage to intestinal cells that lead to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●

PRV-015: a human anti-interleukin 15, or IL-15, mAb for the treatment of gluten-free diet non-responsive celiac disease, or NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, or APCs, to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D.

Top-line results from a National Institute of Diabetes and Digestive and Kidney Diseases-sponsored study conducted at TrialNet sites for preventing disease progression in patients at-risk of developing T1D were publicly reported in June 2019.

We expect to file a BLA for the At-Risk indication in Q4 2020. We expect to complete enrollment of the PROTECT study by the end of 2020.

	In August 2019, the FDA granted BTD to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.	We expect to report top-line results from the Phase 3 PROTECT study in 2022.

In October 2019, the EMA granted PRIME eligibility to teplizumab to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes. The first patient was dosed in the second quarter of 2019.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to commence a first-in-human safety study in the second half of 2020. We expect to report top-line first-in-human data in 2021.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy.	We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.	We expect to commence the phase 2a portion of the PREVAIL study in 2021.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We designed a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and completed additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the second quarter of 2020.

PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease.

We announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527 in 93 patients with moderate-to-severe Crohn’s disease. In December 2019, Janssen declined its option to buy back PRV-6527.

We expect to engage with third parties for the potential sublicense of PRV-6527.

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

T1D Market

According to the International Diabetes Federation, 8.8% of the adult population worldwide has diabetes, among whom 10-15% have T1D. According to the Juvenile Diabetes Research Foundation (JDRF), it is estimated that 1.6 million people in the U.S. have T1D and approximately five million are expected to have T1D by 2050, including nearly 600,000 under 15 years of age. The annual economic burden of T1D has been estimated by JDRF to be greater than $30.0 billion in the U.S. and greater than $90.0 billion globally.

Moreover, the incidence of T1D is increasing worldwide and it is estimated that more than 90,000 children are diagnosed each year in the U.S. and the largest five European countries. In the period between 2005 and 2020, epidemiologists predict a 70% increase in the incidence of T1D in children in Europe, with the age of onset decreasing and the number of cases in children younger than five years old doubling.

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

The clinical progression of T1D is relatively well understood and predictable, as it is a continuum marked by clinically-relevant biomarkers which identify stages of the disease. In an individual with normoglycemia with genetic risk (primarily driven by human leukocyte antigen (HLA) haplotypes), the natural evolution of T1D has been described in stages (see figure below).

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

Stages of Type 1 Diabetes

It is important to note that once subjects develop two or more T1D-related autoantibodies (Stage 1), the progression to clinical T1D (Stage 3) is not a matter of “if” but “when” as greater than 95 percent of the Stage 1 subjects and virtually all of the Stage 2 subjects will progress to Stage 3 necessitating insulin dependence. The progression of Stage 1 to Stage 3 is 44% in 5 years, and of Stage 2 to Stage 3 is 75% in 5 years.

PRV-031 (teplizumab) is a humanized mAb that binds with high specificity to a cell surface protein called CD3. The CD3 protein is a co-receptor that helps activate T cells and direct different kinds of immune responses. Preclinical data suggests that binding of PRV-031 to CD3 triggers events that differentially inhibit the activation of self-reactive T cells without affecting Tregs. This restores the important state of immune tolerance and may prevent self-reactive T cells from attacking beta cells in the pancreas. When administered to Stage 2 subjects, teplizumab delayed progression and onset of clinical T1D, and when administered to Stage 3 subjects, teplizumab slowed down the loss of beta cell function in all studies conducted to date. Therefore, we believe PRV-031 has the potential to intercept the T1D disease process along the entire continuum, slowing or preventing the destruction of insulin-producing pancreatic beta cells.

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

In August 2019, the FDA granted breakthrough therapy designation to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

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

In addition, we commenced a Phase 3 clinical trial in pediatric and adolescent patients with newly-diagnosed T1D (Stage 3) and a minimum level of pancreatic beta-cell function based on C-peptide levels at study entry. The study is a randomized, controlled, multi-center study being conducted in North America and Europe. The primary endpoint will evaluate the effect of PRV-031, as compared with placebo, in preserving beta cell function, measured by C-peptide secretion. Secondary endpoints will measure insulin use, HbA1c levels, time-in-range of blood glucose levels and hypoglycemic episodes. We expect to enroll approximately 300 patients. The first patient was dosed in April 2019 and we expect to report top line results in 2022.

We believe that combination therapy may enhance the therapeutic benefit of PRV-031 by increasing efficacy, enhancing the durability of response, or restoring insulin production by beta cells. Combination therapies may include beta-cell autoantigens, tolerogenic cytokines, other modalities which could enhance better depletion of self-reactive lymphocytes or increasing the function of Tregs, or agents that could restore beta cell function or mass. We are collaborating with Precigen (formerly Intrexon) and its subsidiary, ActoBio Therapeutics, to explore the combination of PRV-031 and the oral administration of a Lactococcus lactis strain genetically engineered to secrete human proinsulin and human interleukin-10, an anti-inflammatory cytokine. We plan to explore other combination therapies as the Phase 3 program progresses.

Clinical Evaluation of PRV-031

To date, clinical development of PRV-031 has included both academic and biopharmaceutical sponsors. More than 1,000 subjects have been enrolled in PRV-031 clinical trials, with over 800 subjects receiving PRV-031. These studies represent various doses, formulations, and indications and includes earlier smaller investigator-sponsored studies. The enrollment of patients by therapeutic indication includes approximately 1,050 T1D patients, eight renal or renal-pancreatic allograft rejection patients, 20 induction immunotherapy in pancreatic islet transplant recipients, 11 psoriatic arthritis patients, one plaque psoriasis patient and 64 high-risk patients for the prevention or delay of onset of developing T1D.

In T1D patients, ten studies have been conducted, of which nine involved intravenous dosing (two Phase 1, three Phase 2, two Phase 3 and a Phase 3 extension study) and one subcutaneous dosing (Phase 1).

Among the T1D studies of PRV-031:

●	In Stage 2, the At-Risk study enrolled Stage 2 individuals who were characterized as having at least two T1D autoantibodies and evidence of hyperglycemia
●	In Stage 3, five studies (Study 1, Study 2, Study 3, Study 4 “AbATE”, and Study 5 “Delay”) were completed under the direction of Dr. Kevan Herold (currently at Yale University) and collaborators. Studies 2, 3 and 4 were sponsored by the Immune Tolerance Network. Four additional studies were conducted by MacroGenics: three with intravenous administration (“Protégé”, “Protégé Extension”, and “Protégé Encore”) and one with subcutaneous administration (SUBCUE) of PRV-031. Among these studies, “Protégé” and “Protégé Encore” were Phase 3 studies. Protégé was the largest completed study for treatment of T1D, which enrolled 516 patients (aged 8 to 35 years and T1D diagnosis within 12 weeks of study entry) and randomized into three PRV-031 dosing regimens compared to placebo. PRV-031 showed promising immunological and clinical activities in these studies and was well tolerated. In particular, PRV-031 treatment showed promising data on the preservation of C-peptide levels and the reduction of exogenous insulin use.

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

Time to T1D

In pre-specified analyses, the effects of teplizumab on the primary outcome based on baseline characteristics were evaluated. Although subgroup analyses had small sample sizes and need to be taken with caution, participants without anti-ZnT8 antibodies showed a greater response to teplizumab compared to those with those who did not have the antibody. The presence of HLA-DR4 and absence of HLA-DR3 were associated with more robust responses to teplizumab, and the response to teplizumab was greater in participants whose C-peptide responses to the OGTT at baseline were below the median (1.75 nmol/L).

Teplizumab treatment was associated with few adverse events, described in the table below. Similar to previous studies with teplizumab in newly-diagnosed T1D patients, the lymphocyte count declined to a nadir on day five by 72.3% (IQR 82.1, 68.4%) (p<0.0001). Fifteen (34.1%) of the grade 3 events in the teplizumab group involved lymphopenia during the first 30 days after study drug administration. The lymphocyte counts recovered quickly: Lymphopenia resolved in all participants by day 45 except in one, whose counts returned on day 105. A spontaneously resolving rash, as previously noted, occurred in 36% of drug treated participants. The rates of infection were similar in the two treatment arms. The adverse events below were determined to be possibly, probably or definitely related to the study drug.

Adverse Events

Adverse Effect Category	Teplizumab		Placebo
	No. of Events	No. of Subjects (%)	No. of Events	No. of Subjects (%)
Blood/Bone Marrow***	45	33 (75)	2	2 (6.2)
Dermatology/Skin***	17	16 (36.4)	1	1 (3.1)
Pain	11	5 (11.4)	5	3 (9.4)
Infection	8	5 (11.4)	5	3 (9.4)
Gastrointestinal	5	4 (9.1)	3	3 (9.4)
Metabolic/Laboratory	7	4 (9.1)	2	2 (6.2)
Pulmonary/Upper Respiratory	6	4 (9.1)	0	0 (0)
Constitutional Symptoms	3	2 (4.5)	0	0 (0)
Allergy/Immunology	2	2 (4.5)	0	0 (0)
Cardiac General	1	1 (2.3)	1	1 (3.1)
Endocrine	0	0 (0)	2	2 (6.2)
Vascular	1	1 (2.3)	1	1 (3.1)
Neurology	1	1 (2.3)	0	0 (0)
Ocular/Visual	1	1 (2.3)	0	0 (0)
Musculoskeletal/Soft Tissue	2	1 (2.3)	0	0 (0)
Hepatobiliary/Pancreas	0	0 (0)	1	1 (3.1)
Syndromes	1	1 (2.3)	0	0 (0)
Hemorrhage/Bleeding	1	1 (2.3)	0	0 (0)
Total Events and Subjects	112	44 (100)	23	32 (100)

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

These results demonstrate that a single course of teplizumab significantly delayed the progression to clinical T1D in high risk Stage 2 non-diabetic relatives who had at least two autoantibodies and dysglycemia. The median delay in the diagnosis of diabetes was approximately two years, and at the conclusion of the trial, the frequency of diabetes-free subjects was double in the drug (57%) vs placebo-treated subjects (28%). The relatively rapid rate of progression to clinical diabetes in the placebo group, consistent with the previously reported natural history, reflects the very high risk of these individuals and reflects the inevitability of progression from Stage 2 to Stage 3 disease, consistent with observations of high rates of beta cell killing in these subjects. The rapid development of clinical T1D may also reflect the enrichment of pediatric participants (72.4%) in whom the rate of progression is rapid.

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

A summary of the C-peptide data in the completed Phase 2 clinical trials and Phase 3 Protégé study are shown in the table below. All these studies have shown consistent and significant C-peptide benefit. Furthermore, subgroup analysis of the Protégé data indicated that younger patients (aged eight to 17 years) with minimum baseline beta cell function (C-peptide >0.2 pmol/mL) along with even more robust data in newly-diagnosed T1D (diagnosis under six weeks, Study 1), informed the inclusion criteria that will be applied in our planned Phase 3 study, PROTECT.

*	Full 9.0 mg/m2/course 14-Day regimen was explored in 205 treated patients and 98 placebos;
**	Delay study based on 12-month time-point. All other studies based on 24-month time-points

SUBCUE Study

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

Safety Data

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

The most common SAE occurring in at least 10% of subjects in both treatment groups in the Protégé study was decreased white blood cell counts (lymphopenia/neutropenia) observed in 47% (196 out of 415 subjects) and 10% (10 out of 98 subjects) of PRV-031 and placebo subjects, respectively. In Protégé Encore, lymphopenia/neutropenia was also the most frequently observed severe adverse event, occurring in 24% (46 out of 192 subjects) and 6% of PRV-031 (four out of 62 subjects and placebo subjects, respectively. This severe adverse event is consistent with the mechanism of action of PRV-031.

Overall, infections were not increased following PRV-031 treatment. However, in Protégé there were ten cases of herpes zoster infections (a virus that usually causes chicken pox or shingles) in PRV-031-treated patients that were possibly dose-related, and none in the placebo group. All of these cases were resolved. In the Protégé Encore study, only one patient, who was randomized to placebo had herpes zoster. A link between PRV-031 and herpes infections remains unclear. Other herpes virus infections (e.g., cytomegalovirus and Epstein-Barr virus) were not increased with PRV-031 treatment.

Phase 3 Clinical Trial of PRV-031 in Pediatric Patients Newly-Diagnosed T1D (PROTECT Study)

The PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) is a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in pediatric and adolescent patients (aged eight to17 years) with recent-onset T1D. Patients with minimum beta-cell cell function (C-peptide >0.2 pmol/mL) and within six weeks of T1D diagnosis will receive two courses of teplizumab, six months apart. Each course will consist of 12 days of teplizumab administered intravenously. The primary endpoint is the change in C-peptide at 18 months. Secondary endpoints including insulin use, HbA1C levels, hypoglycemic events and safety will also be evaluated. The study is expected to enroll approximately 300 patients with 2:1 randomization (200 active: 100 placebo) and enrollment commenced in the second quarter of 2019. We expect to complete enrollment by the end of 2020 and report top line results for the Phase 3 PROTECT study in 2022.

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

Regulatory Strategy for PRV-031

In November 2019, we completed a Type B multidisciplinary meeting with the U.S. Food and Drug Administration (FDA) to discuss the proposed contents of a Biologics License Application (BLA) for PRV-031 (teplizumab) for the prevention or delay of T1D in individuals at-risk of developing T1D. Based on official FDA meeting minutes, Provention continues to expect that it will commence a rolling BLA submission for PRV-031 in the middle of 2020 and is targeting completion of the submission in the fourth quarter of 2020. We do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission.

For the Chemistry, Manufacturing and Controls (CMC) module, the FDA confirmed that it would require the demonstration of comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized drug substance and drug product scheduled for production by Provention and its contract manufacturing partners.

The Type B meeting discussion with the FDA supports Provention’s belief that results from the “At-Risk” study, together with adequate confirmatory evidence from prior teplizumab studies in early onset T1D, will be sufficient for a BLA submission. The FDA provided guidance on specific analyses of data from our clinical database of over 800 patients for inclusion in the BLA submission, specifically the impact of PRV-031 on C-peptide levels in T1D patients. C-peptide is a byproduct of endogenous insulin production and a universally accepted measure of the amount of insulin naturally produced by functional beta cells in the pancreas.

The FDA also confirmed that the safety database from the “At Risk” study and prior teplizumab clinical studies in patients with early onset T1D appears adequate to support the submission and review of a BLA.

Market Opportunity for PRV-031

Estimated Patient Prevalence of At-Risk Indications (all ages)

Market	Stage 1 / Stage 2 >2 Autoantibodies	Stage 2 >2 Autoantibodies and Dysglycemia	Stage 2 Familial Direct Relatives of T1D Patients who exhibit >2 Autoantibodies and Dysglycemia
United States	300,000	200,000	30,000
European Union	180,000-300,000	120,000-200,000	18,000-30,000

Our potential launch of PRV-031 would initially focus on familial direct relatives of T1D patients, with two or more autoantibodies and dysglycemia, and then expand to universal screening.

Our commercial priorities are as follows:

Near-Term Focus

●	Commercial Planning in the United States for the At-Risk indication
●	Type 1 Diabetes disease awareness and risk factors
●	Health Care Professional (HCP) and Key Opinion Leader (KOL) Engagement
●	Patient Advocacy Group Partnerships
●	Screening of familial direct relatives of known T1D patients

Mid-Term Focus

●	Commercial Planning / Partnership in European Union
●	Newly Diagnosed indication launch

Long-Term Focus

●	Market expansion with broader population screening
●	Addition of age groups and multiple course of treatment for both At-Risk and Newly Diagnosed indications.

T1D Lifecycle Management and other potential indications

We are currently exploring and supporting research and lifecycle management programs for T1D beyond the current treatment regimen and patient population including, repeat dosing and age expansion for at-risk patients and newly diagnosed patients, as well as subcutaneous formulations and combination therapies potentially with antigens, metabolic drugs, immune modulators and beta cell transplants. Other potential indications for PRV-031 may include GI immunology disorders such as Crohn’s disease, Celiac disease and autoimmune hepatitis or rheumatology disorders such as psoriatic arthritis and rheumatoid arthritis. These initiatives may include new clinical studies sponsored by us or investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us.

PRV-101 (CVB Vaccine) for Acute Infection and T1D

Overview of CVB Infection of the Pancreas, T1D and PRV-101’s Mechanism of Action

Longitudinal studies of more than 200,000 children studied for up to two decades in Finland by our technology licensor, Vactech, and its collaborators (DIPP Study), identified CVB infection as a likely environmental trigger in the onset of T1D autoimmunity and T1D-associated celiac disease (CD) autoimmunity. Subsequent full-virome analysis of the TEDDY Study (400,000 children international study) confirmed that CVB is the only virus whose persistent infection is associated with the development of T1D and celiac disease autoimmunity (T1D-associated and also independent of T1D).

CVB infection is very common and is responsible for various symptoms and complications ranging from mild respiratory disease, gastrointestinal disturbances and hand-foot-mouth disease to life-threatening cardiomyopathy and meningitis. However, in patients with a certain genetic background, CVB appears responsible for the development of autoimmunity. The T1D association with CVB infection has been observed in independent cohorts in 15 countries, including in North America, Europe and Australasia. These epidemiological observations have been substantiated by biological experimentation. Insulin-producing beta cells in the pancreas express specialized receptors associated with the transport, storage and release of insulin. These receptors appear to be used by CVB to preferentially infect these cells and polymorphism in these receptors are associated with development of T1D autoimmunity. Infection by enteroviruses can be detected in the pancreatic beta cells of approximately 60% of type-1 diabetes patients and in the gut of most patients with T1D-associated CD. Importantly, if mothers have anti-CVB immunity at the time of the pregnancy, a 50% reduction in the onset of T1D autoimmunity (T1D-associated auto-antibodies) has been observed in their offspring, presumably due to protection by maternal antibodies passed on to the fetus. This observation strongly suggests the potential efficacy of CVB vaccination for children and/or mothers, resulting in the development of protective antibodies potentially capable of preventing or delaying the onset of T1D.

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

Enterovirus RNA in Blood is Linked to the Development of T1D

OR: odd ratio; CI: confidence interval; EV: enterovirus

Proposed First in Human Phase 1 Clinical Trial of PRV-101

PRV-101 is expected to be a polyvalent (more than one strain) prophylactic CVB vaccine intended to prevent acute CVB infection and the development of CVB-induced T1D and celiac autoimmunity. We believe that, if successful, PRV-101 may prevent up to 50% of T1D cases and up to 20% of celiac cases. The vaccine is currently in a Clinical Trial Application (CTA)-enabling stage, requiring manufacturing and nonclinical studies prior to initiation of the FIH study. Animal safety and efficacy modeling studies completed to date by Vactech demonstrate that CVB triggers diabetes in two animal models of T1D and that vaccination against CVB protects mice from acute infection as well as prevents the onset of diabetes triggered by CVB infection.

We plan to commence a FIH Phase 1 clinical trial in the second half 2020 in healthy adult volunteers, with top-line data available in 2021. The primary objective of this FIH clinical trial is to evaluate the safety and tolerability of multiple doses of PRV-101 administered at two different dose levels in adult healthy volunteers. A secondary objective is to evaluate the immunogenicity (ability to elicit antibodies to CVB) of PRV-101.

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

CTA-Enabling Program to Support FIH Study

The planned CVB vaccine toxicology program will consist of Good Laboratory Practices, or GLP, and non-GLP safety and immunogenicity studies conducted in mice. These studies are designed to identify and characterize potential toxicities associated with PRV-101 treatment, including those arising from the immune responses induced by the product. They will mirror the administration regimen that will be used in the proposed FIH study by same route of administration.

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

We are developing PRV-3279 for the treatment of SLE in the PREVAIL (PRV-3279 EVAluation In Lupus) study. PREVAIL is a multiple ascending dose Phase 1b/2a clinical trial in two parts: Part 1 was a recently completed Phase 1b clinical trial in 16 healthy volunteers, and Part 2 will be a Phase 2a clinical trial in SLE patients. Part 2 will have a treatment duration of at least 12 weeks and will evaluate clinical and biomarker endpoints.

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

Multiple Ascending Dose Phase 1b/2a clinical trial of PRV-3279 in Healthy Volunteers and Patients with Lupus

We are conducting a two-part study in SLE, the PREVAIL (PRV-3279 EVAluation In Lupus) study. PREVAIL is a randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of multiple ascending doses of PRV-3279 in 16 healthy adult volunteers (Part 1) and the efficacy of PRV-3279 in patients with lupus (Part 2).

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL study. PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters.

Based on these results, we plan to commence the Phase 2a portion of the PREVAIL study in lupus patients in the first half of 2021.

Our ultimate goal is to determine if PRV-3279 can intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells. Part 2 will have a treatment duration of at least 12 weeks and endpoints will include lupus clinical assessments and biomarker measurements. Clinical endpoints will include the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K), the British Isles Lupus Assessment Group score, urine protein to creatinine ratio, and daily glucocorticoid use. Additional biomarkers will include urinary/renal markers (e.g., serum creatinine, estimated glomerular filtration rate) and blood/circulating markers (e.g., auto-antibodies, complement (C3 and C4), B cell function/phenotype, including CD32B expression/response relationship).

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

Clinical Evaluation and Proof of Mechanism for PRV-3279

To date, there have been two clinical trials completed with PRV-3279. The first study was conducted at a single site in the U.S., from February 2015 to February 2017 and was a first in human, or FIH, double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of PRV-3279 in healthy adult volunteers.

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

The second study was the Phase 1b portion of the PREVAIL study, which was a double-blind, placebo-controlled, multiple ascending dose study in 16 health volunteers.

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL study. PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters.

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

SLE Market and Other Opportunities for PRV-3279

Sales of therapies to treat SLE are expected to climb to nearly $2 billion in 2019, approximately 17% annual growth from 2009. This growth is driven primarily by the entry and uptake of novel treatments that target B cells such as belimumab, the possible approval of new mechanisms (e.g. Type I interferon inhibitors) and off-label use of rituximab. The uptake of belimumab has been driven largely by safety rather than substantial efficacy, supporting the unmet need and potential for novel and safe non-depleting B cell therapies with greater efficacy.

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

The pro-inflammatory cytokine interleukin 15 (IL-15) has been identified as a major mediator in the pathophysiology of celiac disease. PRV-015, a fully human mAb, binds to and inhibits IL-15 and has emerged as a leading candidate for the treatment of nonresponsive celiac disease, in which patients continue to have disease activity despite ongoing gluten free diet, or GFD. PRV-015 was initially developed by Genmab A/S as HuMax-IL15, and by Amgen and Celimmune LLC as AMG 714. PRV-015 has undergone clinical testing in approximately 250 subjects who have received PRV-015 across two Phase 1 (healthy volunteers and psoriasis, rheumatoid arthritis, or RA) and three Phase 2 clinical trials (celiac disease, RCD-II, RA). No serious adverse events deemed related to PRV-015 were observed that would preclude further clinical development. Proof of Mechanism and/or proof of concept was demonstrated in RA, celiac disease and refractory celiac disease Type II. The effect of PRV-015 in celiac disease was evidenced by reduction in inflammation and symptoms after a controlled gluten challenge in a Phase 2a clinical trials with 63 celiac patients. We plan to initiate a 220-patient Phase 2b clinical trial in NCRD, in 2020, after completion of chronic toxicology studies.

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

Overview of IL-15 Biology and PRV-015 Mechanism of Action

IL-15 is a pro-inflammatory cytokine that serves as a potent growth, survival, and activation factor for T cells, particularly IELs, and for natural killer, or NK, cells. Increased expression of IL-15 has been demonstrated in a variety of inflammatory conditions, including celiac disease, RA, and psoriasis. IL-15 is considered a central regulator of celiac disease immunopathology and a non-redundant driver of lymphomagenesis in RCD-II.

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

Phase 2b Clinical Trial of PRV-015 in Celiac Disease (PROACTIVE Study)

We and our partner Amgen conducted chronic toxicology studies in 2019 which will continue into the first half of 2020 and intend to conduct a Phase 2b clinical trial (the PROACTIVE study) in approximately 220 patients with gluten-free diet NRCD. We expect to commence the Phase 2b PROACTIVE study in the second quarter of 2020. Based on feedback from regulators, we do not expect that we will need to conduct any pediatric PK clinical studies.

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

Pre-clinical Evaluation of PRV-015

The nonclinical development of PRV-015 consisted of a series of in vitro studies demonstrating the binding properties of PRV-015 against human IL-15; in vitro and in vivo studies providing proof-of-concept for the benefit of blocking the IL-15 pathway in celiac disease; and a series of GLP studies evaluating the nonclinical safety profile of Hu714MuXHu, the PRV-015 surrogate molecule which is active in macaques.

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

In the Phase 2a clinical trial in RCD-II, the primary endpoint (reduction in intestinal IELs) was not achieved, yet PRV-015 showed statistically significant benefit over placebo in reducing T cell receptor clonality (no increase in clonality with PRV-015) and symptoms (diarrhea). Other endpoints, such as histology, did not reach statistically significant differences between groups, but the results consistently favored PRV-015 numerically. PRV-015 was well tolerated, with no observed immunogenicity.

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

The only adverse events clearly increased in PRV-015-treated patients have been injection site reactions, which were more commonly reported in subjects exposed to PRV-015, in a dose-dependent fashion (up to ~52% on PRV-015 vs ~26% in placebo in the celiac Phase 2a clinical trial), and nasopharyngitis (most cases with suspected allergic origin at a single site in RCD-II). In the population which will be studied in Phase 2b, celiac disease, there were no SAEs in the Phase 2a clinical trial, while there were six SAEs (five on PRV-015 and one on placebo) in the RCD-II, a much sicker patient population with immune suppression at baseline. Of the five SAE on PRV-015 in RCD-II patients, two were infections (both resolved while on PRV-015). There was one mild balance disorder (considered unlikely to be related to PRV-015 and resolved while on the drug.) Another patient had mild cerebellar syndrome which lead to discontinuation from the study.

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

PRV-6527 (Small Molecule CSF-1R Inhibitor) for CD

Overview

CD, a type of chronic IBD characterized by inflammation of the gastrointestinal, or GI tract, can affect any part of the GI tract from the mouth to the anus but is more commonly found towards the end of the small intestine. It can also affect the eyes, skin, and joints. Myeloid cells, which originate in the bone marrow, are specialized immune cells, also called APCs believed to play a central role in CD. CSF-1 binds to its receptor (CSF-1R) on myeloid cells and drives the differentiation and maturation of these cells into inflammatory dendritic cells and macrophages, which then populate the gut and other tissues. In the gut, these differentiated myeloid cells present antigens from intestinal bacteria (the microbiome) to white blood cells and trigger inflammatory processes. Based on pre-clinical and human non-clinical data with an inhibitor of CSF-1R in an animal model of IBD, it is reasonable to hypothesize that an inhibitor of CSF-1R will “intercept” the differentiation of these inflammatory cells, preventing their migration from the bone marrow to the intestinal mucosa (i.e., the gut lining) in CD. It is anticipated that significant clinical benefits, such as preventing the relapse or progression of CD, as well as durable benefit (extended pharmacodynamic effect) may result from targeting the upstream pathologic mechanism, since APCs are the necessary initiators of the abnormal immune response.

PRV-6527 (previously known as JNJ-40346527) is a highly potent and selective small-molecule oral inhibitor of CSF-1R. It was developed by Janssen and has undergone clinical testing in 178 subjects to date, across Phase 1 (healthy volunteers; 94 received single dose up to 600 mg or two doses of 450 mg) and two Phase 2 clinical trials (RA 63 patients received 200 mg/day for 12 weeks; and 21 Hodgkin’s lymphoma, or HL), patients received 150 mg/day to 650 mg/day for at least three weeks). No serious adverse events deemed related to PRV-6527 were observed that would preclude further clinical development and proof of mechanism was demonstrated based on inhibition of CSF-1R signaling and myeloid cell counts in blood. While clinical data in the RA study was inconclusive and did not demonstrate efficacy in this disease, PRV-6527 ameliorates Crohn’s-like disease in mouse models, and CSF-1R and its pathway are upregulated in CD.

In the first quarter of 2018, we initiated a Phase 2a proof of concept clinical trial, referred to as the PRINCE study, in approximately 80 patients with CD to assess a clinical and histologic/tissue (gut mucosa) anti-inflammatory effects after 12 weeks of treatment with PRV-6527. This study evaluated doses and dosing duration that were previously tested by Janssen. We completed enrollment of the Phase 2a PRINCE study in April 2019.

In October 2019, we announced top-line results from our Phase 2a clinical trial the PRINCE study. The primary efficacy endpoint of the study was the change in the Crohn’s Disease Activity Index (CDAI) score at week 12. While PRV-6527 demonstrated a substantial improvement in this symptom driven score at week 12, it did not differentiate from placebo. This high placebo response was deemed to be possibly related to the standard of care and/or background medication used (~85%) in the study’s predominantly biologic-naïve population. PRV-6527 was associated with improvements in several key secondary objective endpoints in the steroid-free population (75% of study subjects), including mucosal endoscopy (as assessed by the Simple Endoscopic Score for Crohn’s Disease, SES-CD) and tissue histology (as measured by the Global Histological Activity Score, GHAS). Analysis of exploratory serum and tissue biomarkers showed that patients treated with PRV-6527 had significant reductions in circulatory inflammatory monocytes, as well as macrophages, dendritic cells and the CSF1 gene signature in colonic tissue, providing proof of mechanism in the interception of inflammatory myeloid cells. PRV-6527 was found to be generally safe and well tolerated, with no drug-related serious adverse events.

In December 2019, Janssen declined to exercise its right to buy back PRV-6527 from us for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications. We retain the rights and are free to sublicense the program on a worldwide basis to another partner in the field of inflammatory bowel disease.

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

Vactech License

In April 2017, we entered into a License Agreement with Vactech, pursuant to which Vactech granted us exclusive global rights for the purpose of developing and commercializing the CVB vaccine platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million shares of our common stock to Vactech. We recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of research and development expenses for the year ended December 31, 2017. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. Vactech is obligated to transition its intellectual property, provide reference samples, assist with the technology transfer to a third-party contract manufacturer, and participate on our scientific advisory board. In addition, we may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by us on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If we terminate the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if we terminate the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America and expires upon the expiration of our last obligation to make royalty payments to Vactech.

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

Amgen License and Collaboration Agreement

In November 2018, we entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (NRCD). Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in us, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement between Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. We may terminate the agreement without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). In September 2019, in a private placement completed concurrently with our underwritten public offering, Amgen purchased 2,500,000 shares of our common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

Janssen License CSF-1R

In April 2017, we entered into a License, Development and Commercialization Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing JNJ-40346527 (renamed PRV-6527), a colony stimulating factor 1 receptor (CSF-1R) inhibitor for IBDs including CD. We evaluated PRV-6527 in a recently completed Phase 2a proof-of-mechanism and proof-of-concept clinical trial for the CD indication. See Item 1. Business – Recent Company Developments for disclosure of top-line results of the PRINCE study. In December 2019, Janssen declined its option to buy back the rights for future development of PRV-6527 and all rights remain with us. We will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. The CSF-1R License Agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Janssen) and by either party upon a material breach and expires upon the expiration of our last obligation to make royalty payments to Janssen.

Intravacc Development Services Agreement

In March 2018, we entered into a Development Services Agreement with The Institute of Translational Vaccinology, or Intravacc, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately €10.0 million for their services over the development and manufacturing period which we expect will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party.

AGC Biologics Agreement

In February 2019, we entered into services agreement with AGC Biologics, or AGC, to manufacture and supply teplizumab, PRV-031, for our anticipated clinical supply needs. We may terminate the agreement or any statement of work thereunder with approximately 12 months’ prior written notice to AGC. If we provide less than 12 months’ notice of termination, we may incur a cancellation fee depending on the timing of such notice. AGC may terminate the agreement if we do not, over a specified period, purchase and take delivery from AGC of a specified minimum quantity of API for teplizumab. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current Good Manufacturing Practices, cooperation by AGC in connection with potential marketing applications for PRV-031, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Parexel Services Agreement

In February 2019, we entered into a services agreement with Parexel, or the Parexel Services Agreement, pursuant to which we retained Parexel to perform implementation and management services in connection with the PROTECT study of PRV-031. We may terminate the services agreement or any work order for any reason and without cause with 90 days’ written notice. Either party may terminate the agreement in the event of a material breach or, bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We currently anticipate that aggregate costs relating to all work orders under the Parexel Services Agreement for the PROTECT study will be approximately $42.0 million over the period of the study.

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

PRV-031 (teplizumab anti-CD3 antibody)

Through our agreement with MacroGenics, we have acquired a patent portfolio that includes seven issued patents, including two U.S. patents and five ex-U.S. patents in Australia, Israel, Mexico and Singapore. The issued patents are set to expire no earlier than dates ranging from 2026 and 2028, subject to any disclaimers, patent term adjustments or extensions available under the law. These issued patents cover use of certain humanized antibodies that bind to CD3 in the treatment of autoimmune disorders, including T1D and RA.

We have additionally filed one U.S. provisional patent application directed to new use of anti-CD3 antibodies, including teplizumab. If issued, patents claiming priority to this provisional application will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

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

PRV-3279 (CD32B/CD79B diabody)

Through our agreement with MacroGenics, we have licensed a patent portfolio that includes: i) 219 issued patents, including 11 U.S. patents, 142 patents in European countries, and 66 patents in other ex-U.S. jurisdictions; and ii) 48 pending patent applications, including eight pending U.S. patent applications, four pending European patent applications, and 36 pending patent applications in other ex-U.S. jurisdictions.

The patents and patent applications disclose a platform technology for making diabodies, specific anti-CD32B antibodies, specific anti-CD79B antibodies, specific diabodies that co-ligate both CD32B and CD79B, as well as use of these antibodies and diabodies in treating various disorders, including cancer, autoimmune disorder, inflammatory disorder, and IgE-mediated allergic disorder.

The issued patents in the U.S. and various ex-U.S. countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than dates ranging from 2023 and 2034, subject to any disclaimers, patent term adjustments or extensions available under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2023 and 2037, subject to any disclaimers, patent term adjustments or extensions available under the law.

We have additionally filed one U.S. provisional patent application directed to new use of B cell inhibitors, including PRV-3279. If issued, patents claiming priority to this provisional application will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-015 (IL-15)

Through our agreement with Amgen, we have licensed a patent portfolio that includes: i) 78 issued patents, including seven U.S. patents, 42 patents in European countries, and 29 patents in other ex-U.S. jurisdictions; and ii) 21 pending patent applications, including three pending U.S. patent applications, one pending European patent application, and 17 pending patent applications in other ex-U.S. jurisdictions.

The patents and patent applications disclose anti-IL-15 antibodies, methods of using the same, manufacturing conditions and dosages of the same.

The issued patents are set to expire no earlier than dates ranging from 2022 and 2027, subject to any disclaimers or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2026 and 2037, subject to any disclaimers, patent term adjustments of extensions available under the law.

PRV-6527 (CSF-1R)

Through our agreement with Janssen Pharmaceutica NV, we have licensed a patent portfolio that includes: i) 73 issued patents, including one U.S. patent, one patent in European countries, and 71 patents in other ex-U.S. jurisdictions; and ii) three pending patent applications, one pending U.S. patent application, one pending European patent application, and one pending patent applications in other ex-U.S. jurisdictions. The issued patents are set to expire no earlier than dates ranging from 2027 and 2030, subject to any disclaimers, patent term adjustments or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2027 and 2030, subject to any disclaimers, patent term adjustments or extensions under the law.

Sales and Marketing

We are a clinical stage company without a history of revenue or marketing experience. Because commercialization is expensive and time consuming, we intend to explore multiple commercialization strategies, including:

●	commercialize teplizumab ourselves in the U.S. while exploring strategic partners for markets outside the U.S.;
●	developing drug candidates through the earlier stages of clinical development with the objectives of rapid, cost effective risk reduction and value creation and then establishing strategic partnership for late stage clinical development and subsequent commercialization;
●	developing a robust pipeline of promising drug candidates at various stages of the development process to establish optionality and regular value inflection opportunities and revenue(s);
●	strategically entering into co-development partnership(s) to retain potential for commercialization rights on selected drug candidate(s) and market opportunities; and
●	partnering with industry participants to incorporate our technology into new and existing drugs.

We expect that partnering with pharmaceutical or biotherapeutic companies may accelerate product acceptance into target market areas outside the U.S. and gain the sales and marketing advantages of the partner’s distribution infrastructure. We intend to continue to strengthen our market position and solidify our leadership position in immunotherapy by continuing to improve our technology, broadening our clinical and therapeutic applications, identifying new clinical and therapeutic applications and forming strategic relationships with our licensors.

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

The table below lists the third-party responsible for manufacturing drug supply for each of our programs:

Product Candidate	Supplier	Party Responsible for Costs
PRV-031	Existing drug supply – MacroGenics Future drug supply – AGC Biologics	MacroGenics Provention
PRV-101	Intravacc	Provention
PRV-3279	Existing drug supply – MacroGenics Future drug supply – vendors being evaluated	MacroGenics Provention
PRV-015	Amgen	Amgen

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

The symptomatic treatment of T1D is a highly competitive market with large incumbents such as Sanofi, Novo Nordisk and Eli Lilly providing insulin and blood glucose monitoring products and working on new ways to manage the disease. Our goal is to delay or prevent the onset of T1D and spare patients the need to live with blood glucose monitoring and daily insulin injections and this therapy’s many complications and clinically relevant shortfalls. We believe our enteroviral vaccine approach is unique in that it aims to prevent the onset of T1D prior to the rise of immune cells and auto-antibodies programmed to attack insulin producing beta cells. We are aware of competitive vaccine technologies in development that are attempting to alter the autoimmune cycle once these auto-antibodies have been detected. However, we believe our vaccine approach may intercept the process prior to this cycle being initiated (primary prevention). Other immunomodulation therapies have shown preservation of beta cell function in early phase studies of new-onset T1D including anti-thymocyte globulin (ATG), CTLA4-Ig (costimulatory blocker), anti-CD20 (Rituxan) and LFA3-Ig (alefacept). All of these Phase 2 studies were conducted by the academic community or by T1D networks and do not appear to be in active development by industry sponsors. The most recent data were reported with Thymoglobulin which is an approved anti-thymocyte globulin obtained by immunization of rabbits with human thymocytes and is indicated for the treatment of renal transplant acute rejection in conjunction with concomitant immunosuppression and for induction in adult renal transplant recipients. Low dose ATG was administered intravenously for 2 days in early onset T1D (within 100 days of diagnosis). While C-peptide preservation was observed, due to the risk of serum sickness, ATG was administered during a 2-3 day hospitalization and required pre-medication, including intravenous corticosteroids.

PRV-015 has the potential to be the first drug ever approved for CD since it is the only medication which has shown simultaneous improvement in symptoms and inflammation to date, and since most clinical-stage products are early in development and have not established proof-of-concept. Competition includes experimental medications in development by Innovate (INN-202/larazotide acetate, Phase 2b study completed in 2014; Phase 3 started in 2019), ImmunogenX (IMGX-003/latiglutenase, Phase 2b study completed in 2016 missed primary endpoint, new phase 2a started in 2019), Zedira/Dr. Falk (ZED1227, phase 2a on-going), Cour (NP-GLI, Phase 1/2 completed in 2019) and PvP Biologics (KumaMax, Phase 1 completed in 2019).

The market for lupus is currently led by large pharmaceutical companies commercializing older, off-patent products such as steroids, immunosuppressive agents including azathioprine, cyclosphosphamide, cyclosporine and mycophenolate. In addition, Glaxo SmithKline (GSK) and Roche offer recently approved B cell-targeted agents. GSK received approval for belimumab (Benlysta) in 2011, the first drug approval in lupus in 50 years. Despite modest efficacy and slow onset of effect, belimumab’s annual sales are currently approximately $800 million. Roche’s rituximab (Rituxan), a blockbuster drug, is used off-label in lupus despite not having been approved in SLE. The lupus field is competitive and new experimental drugs are being tested in late stage trials by large pharmaceutical companies and early to mid-stage biotech companies and include: the anti-interferon alpha receptor anifrolumab (Astra Zeneca), which posted a positive Phase 3 trial in late 2019; anti-CD19/CD32B XmAb5871 (Xencor), which has not moved forward after mixed Phase 2a results in 2018; and calcineurin inhibitor voclosporin (Aurinia Pharmaceuticals), also with a positive Phase 3 study in lupus nephritis in late 2019. We expect that PRV-3279 will be differentiated from the competition because of greater and faster-onset efficacy, better safety (PRV-3279 does not deplete B cells and is not expected to be immune-suppressive), and less side effects (since PRV-3279 is a highly specific mAb with likely minimal off-target side effects).

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

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA, or Biologics License Application, or BLA, which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for regulatory approval takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA or BLA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA or BLA. The FDA can refuse to file any NDA and BLA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs or BLAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs and BLAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA or BLA can be approved. Before approving an NDA or BLA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA or BLA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee.

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

Reimbursement

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly managing access and using restrictive measures to contain costs. If a third-party payor decides to provide coverage for an approved drug product, patient access and reimbursement is not certain. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, Medicare is a program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians and pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. We do not know whether our product candidates, if approved, will be eligible for coverage under Medicare Part B, but individual Medicare Part B plans offer coverage subject to various factors such as those described above. Furthermore, private payors often follow Medicare coverage and reimbursement policies in setting their own coverage policies.

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

Segments and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating and reporting segment.

Employees

As of March 1, 2020, we had 19 full-time employees. We are a virtual company and all of our employees work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

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

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any corporate office or laboratory space and our employees all work remotely. We outsource our manufacturing, clinical trial, information technology, payroll, legal and certain other functions.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, you should consider that we cannot assure you that we will be able to:

●	successfully implement or execute our current business plan, or that our business plan is sound;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates;
●	successfully recruit and retain a sales and marketing organization;
●	successfully launch teplizumab in the U.S. ourselves; and
●	successfully establish a strategic partnership to launch teplizumab outside the U.S.

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

We expect our operating costs to be substantial as we incur costs related to our expected BLA submission for PRV-031 for the At-Risk indication, costs to support our commercialization efforts for PRV-031, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for PRV-031 and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab. For the years ended December 31, 2019 and 2018, we had a net loss of $43.3 million and $26.8 million, respectively, and as of December 31, 2019, we had an accumulated deficit of $79.1 million and $85.4 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities will be sufficient to fund projected operating requirements for at least 12 months from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will need substantial additional capital to fund the clinical development program for all of our product candidates. In particular, we will need additional capital to fund the completion of the PROTECT study, a pivotal Phase 3 clinical trial of PRV-031 in type 1 diabetes, or T1D, commenced in the second quarter of 2019 with top-line data, based on current estimates, not available until 2022, including to produce additional drug supply in order to complete the PROTECT study.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development strategy;
●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals for our product candidates;
●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	the cost of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;
●	any product liability or other lawsuits related to our product candidates and the costs associated with defending them or the results of such lawsuits;
●	the cost of growing our ongoing development operations and establishing commercialization operations;
●	the cost to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	the costs associated with commercialization.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The results of the PRV-031 CMC comparability plan may be unacceptable to the regulatory authorities. This may require further CMC development activities and could affect the timing of BLA submission.

In November 2019, we completed a Type B multidisciplinary meeting with the FDA to discuss the proposed contents of a BLA for PRV-031 (teplizumab) for the prevention or delay of type 1 diabetes (T1D) in individuals at-risk of developing T1D. Based on official FDA meeting minutes, we do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission. However, for the CMC module, the FDA confirmed that it would require the demonstration of comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized drug substance and drug product scheduled for production by Provention and its contract manufacturing partners.

If we are unable to demonstrate the ability to manufacture drug substance and drug product that is comparable to the study drug previously manufactured by MacroGenics and Eli Lilly, the timing of the PRV-031 BLA submission could be delayed, which could have a material impact on our business.

We depend entirely on the success of our product candidates, one of which did not meet its primary endpoint in a prior Phase 3 clinical trial and two of which have not yet demonstrated efficacy for their target indication or any other indications in Phase 2 clinical trials. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are either in various stages of clinical development or late stages of preclinical development. We do not generate revenues from any approved drug products. We are or will be conducting human clinical trials of our product candidates.

Our clinical trial of PRV-031 in T1D is currently being conducted in the United States. We plan to add sites in Canada and European countries. PRV-031 has an active Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration, or FDA, and Clinical Trial Application, or CTA, the foreign equivalent of an IND. We are in the process of submitting CTAs in all intended countries.

Our Phase 2b clinical trial of PRV-015 in non-responsive celiac disease will be conducted in the United States, Canada and European Union countries. PRV-015 has an active IND with the U.S. FDA, and we will file CTAs in all intended countries upon completion of on-going toxicology studies.

We have submitted amendments to the IND for PRV-3279 for clinical development in B-cell directed immune diseases, and plan to file the appropriate documentation to the IND as well as CTAs for the planned Phase 2a study in lupus, now that the Phase 1b study has been completed.

We plan on submitting a CTA to the Finnish Medicines Agency (Fimea), seeking approval to initiate a First-in-Human Phase 1 clinical trial in normal healthy adult volunteers for our coxsackie B virus, or CVB, vaccine (PRV-101) for the prevention of acute CVB infection, which has been linked to the development of T1D and T1D-associated celiac disease.

We will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence any clinical trials with PRV-101 and PRV-015, and any additional studies with PRV-3279. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required Institutional Review Board, or IRB or Ethics Committee (EC) approval at each clinical trial site;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	imposition of a clinical hold by regulatory agencies;
●	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We have not submitted an NDA or a BLA to the FDA or comparable applications to other regulatory authorities. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected.

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

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

We currently have a limited commercial organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.

We have just recently begun to build out our commercial infrastructure and at present, we have only limited sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either develop our own sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we are not successful entering into appropriate collaboration arrangements or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

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

Pursuant to our License and Collaboration Agreement with Amgen, or the Amgen Agreement, Amgen reserves the right, at any time until 120 days after the delivery of the final data package relating to the Phase 2b PROACTIVE study that we expect to commence in the second quarter of 2020, to assume control over all activities with respect to our anti-IL-15 monoclonal antibody, or mAb, product candidate, including pricing and marketing decisions, after the payment of a $150.0 million milestone. There can be no assurance that Amgen’s strategic direction will be in line with ours should it assume control of activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement.

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

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label promotion. The FDA has also requested that certain companies enter consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

We have no experience manufacturing PRV-031. We currently rely on a single third-party manufacturer to supply us with PRV-031 drug substance on a purchase order basis. In order to obtain regulatory approval for PRV-031, this third-party manufacturer will be required to consistently produce the active pharmaceutical ingredient used in PRV-031 in commercial quantities and of specified quality on a repeated basis and document its ability to do so. This is referred to as process validation. In addition, in November 2019 the FDA confirmed that it would require the demonstration of comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized drug substance and drug product scheduled for production by Provention and its contract manufacturing partners. If this third-party manufacturer is unable to satisfy this requirement, our business will be materially and adversely affected.

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

However, there is no guarantee that the FDA, EMA or its foreign equivalents will grant any future application for orphan drug designation for any of our other product candidates, including PRV-031 in the At-Risk indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.

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

We rely on the proper function, availability and security of our information technology systems to operate our business and a cyber-attack or other breach or disruption of these systems could have a material adverse effect on our business and results of operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The form and function of such systems may change over time as our business needs change. The nature of our business involves the receipt and storage of personal and financial information regarding our customers. We use our information technology systems to manage or support a variety of business processes and activities, including sales, procurement and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations. If our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may be materially and adversely affected.

If our efforts to maintain the privacy and security of our patient, employee, supplier or Company information are not successful, we could incur substantial additional costs and become subject to litigation, enforcement actions and reputational damage.

Our business, like that of most biopharmaceutical companies, involves the receipt, storage and transmission of patient information, as well as confidential information about our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of patient, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business plan.

The development of our product candidates could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is still in very early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the Chinese economy and the reduced levels of international travel experienced since the beginning of January and the significant declines in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. We are still assessing our business plans and the impact COVID-19 may have on our ability to recruit candidates for clinical trials or to raise financing to support the development of our product candidates, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is listed on The Nasdaq Global Select Market, or Nasdaq, the market for our shares has demonstrated varying levels of trading activity and an active public market for our shares may not be sustained. The lack of an active market may impair the ability to sell shares at the time a shareholder wish to sell them or at a price that a shareholder may consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 28% of our voting stock as of December 31, 2019. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of December 31, 2019, approximately 8,955,000 shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We do not intend to pay dividends on our common stock, and, consequently, the ability to achieve a return on investment will depend on appreciation in the price of our common stock.

We do not intend to pay any cash dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, shareholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, the ability to receive a return on investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

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

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was publicly traded under the symbol “PRVB” on The Nasdaq Capital Market from July 24, 2018 until December 22, 2019, at which time our common stock was transitioned to and began trading on The Nasdaq Global Select Market. Prior to July 24, 2018, there was no public market for our common stock.

Holders of Record

As of March 1, 2020, there were approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, there were no sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Report on Form 10-Q.

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

As of December 31, 2019, we have used approximately $46.8 million of the net offering proceeds primarily to fund ongoing development activities for PRV-6527, PRV-300, PRV-031, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

We have not used any of the net proceeds from the offering to make payments by us, directly or indirectly, to any director or officer of ours (other than payment in the ordinary course of business of salaries and/or director fees) or to any of their associates, or to any persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than the underwriting commission paid to MDB Capital Group and underwriter warrants issued to MDB.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2019.

ITEM 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2019, 2018, 2017 and for the period from October 4, 2016 (inception) through December 31, 2016 and the balance sheet data as of December 31, 2019, 2018, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by EisnerAmper LLP, an independent registered accounting firm. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	For the Years Ended December 31,			For Period October 4, 2016 (inception) through December 31,
	2019	2018	2017	2016
	(in thousands, except per share data)
Operating expenses:
Research and development	$36,359	$22,649	$7,684	$—
General and administrative	8,013	4,165	1,456	165
Total operating expenses	44,372	26,814	9,140	165

Loss from operations	(44,372)	(26,814)	(9,140)	(165)
Interest income	1,087	669	132	—
Change in fair value of warrant liability	—	(520)	(125)	—
Loss before income tax benefit	(43,285)	(26,665)	(9,133)	(165)
Income tax benefit	—	187	—	—
Net loss	(43,285)	(26,478)	(9,133)	(165)
Accretion on Series A Convertible Redeemable Preferred Stock	—	(276)	(343)	—
Net loss attributable to common stockholders	$(43,285)	$(26,754)	$(9,476)	$(165)

Net loss per common share, basic and diluted	$(1.06)	$(1.19)	$(1.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	40,747	22,441	9,370	7,836

	December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$85,373	$58,539	$21,834	$—
Total assets	85,996	61,529	22,428	125
Total liabilities	3,840	1,871	2,276	290
Series A Convertible Redeemable Preferred Stock	—	—	26,185	—
Accumulated deficit	(79,061)	(35,776)	(9,298)	(165)
Total stockholders’ equity (deficit)	$82,156	$59,658	$(6,033)	$(165)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable and we may never achieve profitability.

We have not generated any revenue to date and through December 31, 2019, we had an accumulated deficit of $79.1 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, our initial public offering, or IPO in July 2018 and our underwritten public offering and concurrent private placement in September 2019.

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

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our planned BLA submission and our commercialization efforts for PRV-031 in the At-Risk indication, as well as our ongoing and planned clinical trials and other development activities. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

Our Focus and Pipeline

Inflammation is a natural consequence of most infections as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. In addition to directly damaging tissues and organs, an infection can sometimes result in the excessive release of toxic immune mediators leading to a potentially life-threatening acute pathological immune response. When patients have the requisite genetic predisposition, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. These sustained responses have been linked to an increased susceptibility to chronic debilitating and potentially life-threatening diseases like inflammatory bowel disease, diabetes, cancer, and certain neurological disorders.

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●

PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and for delaying and/or preventing disease progression in subjects at risk of developing clinical stage T1D. PRV-031 has been designated by the FDA as orphan drug for the treatment of newly-diagnosed T1D. PRV-031 was granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA in October 2019 for the delay or prevention of T1D;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progress to T1D and damage to intestinal cells that lead to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●

PRV-015: a human anti-interleukin 15, or IL-15, mAb for the treatment of gluten-free diet non-responsive celiac disease, or NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, or APCs, to prevent chronic inflammatory responses and progression or relapse in Crohn's disease.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D.

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

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with early onset type one diabetes. The first patient was dosed in the second quarter of 2019.

We expect to file a BLA for the At-Risk indication in Q4 2020.

We expect to complete enrollment of the PROTECT study by the end of 2020.

We expect to report top-line results from the Phase 3 PROTECT study in 2022.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to commence a first-in-human safety study in the second half of 2020. We expect to report top-line first-in-human data in 2021.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy.	We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.	We expect to commence the Phase 2a portion of the PREVAIL study in 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.

We designed a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and completed additional chronic toxicology studies to support this trial as needed.

We expect to commence the Phase 2b PROACTIVE study in the second quarter of 2020.
PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease.

We announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527 in 93 patients with moderate-to-severe Crohn’s disease. In December 2019, Janssen declined its option to buy back PRV-6527.

We expect to engage with third parties for the potential sublicense of PRV-6527.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets, and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations, or CROs, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations, or CMOs, on our behalf. Our development efforts from inception through December 31, 2019, were principally related to the acquisition and development of our programs detailed in the Pipeline description immediately above.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development and finance and accounting functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We anticipate that we will incur increased general and administrative expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. In addition, we expect that our general and administrative expenses will increase in the future as a result of the build out of our commercial organization.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

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

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2019 and 2018

	For the years ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$36,359	$22,649	$13,710
General and administrative	8,013	4,165	3,848
Total operating expenses	44,372	26,814	17,558
Loss from operations	(44,372)	(26,814)	17,558
Interest income	1,087	669	418
Change in fair value of warrant liability	—	(520)	(520)
Loss before income tax benefit	(43,285)	(26,665)	16,620
Income tax benefit	—	187	(187)
Net loss	(43,285)	(26,478)	16,807
Accretion on Series A Convertible Redeemable Preferred Stock	—	(276)	(276)
Net loss attributable to common stockholders	$(43,285)	$(26,754)	$16,531

Net loss per common share, basic and diluted	$(1.06)	$(1.19)
Weighted average common shares outstanding, basic and diluted	40,747	22,441

Research and Development Expenses

Research and development expenses were $36.4 million for the year ended December 31, 2019, an increase of $13.8 million, compared to $22.6 million for the year ended December 31, 2018. Research and development expenses for the year ended December 31, 2019 primarily included external clinical development expenses of $22.6 million for PRV-031, PRV-6527, PRV-300, and PRV-3279, development costs of $6.4 million for PRV-101 and internal personnel costs, including stock-based compensation, of $5.1 million.

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

General and Administrative Expenses

General and administrative expenses were $8.0 million for the year ended December 31, 2019, an increase of $3.8 million, compared to $4.2 million for the year ended December 31, 2018. General and administrative expenses for the year ended December 31, 2019 primarily included $2.8 million in personnel costs, including stock-based compensation, $2.7 million in professional fees and legal expenses and $2.0 million in insurance and other costs associated with being a public company. General and administrative expenses were $4.2 million for the year ended December 31, 2018 and were primarily comprised of $1.6 million in personnel costs, including stock-based compensation, $1.5 million in professional fees and legal expenses and $0.7 million in insurance and other costs associated with being a public company.

Change in fair value of warrant liability

Change in fair value of warrant liability was a loss of approximately $0.5 million during the year ended December 31, 2018. This loss represents the change in fair value of our warrant liability using a Black-Scholes option-pricing model with updated assumptions as of July 18, 2018, the date just prior to the completion of our IPO, and was primarily impacted by a change in the fair value of our Series A Convertible Redeemable Preferred Stock.

Upon the completion of the IPO in July 2018, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock converted to warrants for the purchase of 558,740 shares of our common stock. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018, as the warrants no longer contain redemption provisions outside our control. As such, we did not record any gain or loss related to the warrant liability during the year ended December 31, 2019.

Interest Income

Interest income was $1.1 million during the year ended December 31, 2019 compared to $0.7 million during the year ended December 31, 2018. The increase in interest income in 2019 related primarily to an increase in average cash, cash equivalents and marketable securities balances that resulted from the net proceeds from our IPO in July 2018 and our underwritten public offering and concurrent private placement in September 2019.

Income Tax Benefit

We did not record any income tax benefit or provision during the year ended December 31, 2019. We recorded an income tax benefit of $0.2 million during the year ended December 31, 2018, which related to the proceeds from the sale of certain of our prior year New Jersey net operating losses.

Comparison of years ended December 31, 2018 and 2017

	For the years ended December 31,
	2018	2017	Increase (Decrease)
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$22,649	$7,684	$14,965
General and administrative	4,165	1,456	2,709
Total operating expenses	26,814	9,140	17,674
Loss from operations	(26,814)	(9,140)	17,674
Interest income	669	132	537
Change in fair value of warrant liability	(520)	(125)	395
Loss before income tax benefit	(26,665)	(9,133)	17,532
Income tax benefit	187	—	187
Net loss	(26,478)	(9,133)	17,345
Accretion on Series A Convertible Redeemable Preferred Stock	(276)	(343)	(67)
Net loss attributable to common stockholders	$(26,754)	$(9,476)	$17,278

Net loss per common share, basic and diluted	$(1.19)	$(1.01)
Weighted average common shares outstanding, basic and diluted	22,441	9,370

Research and Development Expenses

Research and development expenses were $22.6 million for the year ended December 31, 2018, an increase of $14.9 million, compared to $7.7 million for the year ended December 31, 2017. Research and development expenses for the year ended December 31, 2018 included external clinical development expenses of $10.7 million for PRV-6527, PRV-300 and PRV-031, development costs of $4.1 million for PRV-101, non-cash product acquisition costs of $4.0 million, which represented the fair value of warrants issued in connection with the acquisition of PRV-031 and PRV-3279 in May 2018, and internal personnel costs, including stock-based compensation, of $2.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $85.4 million. In September 2019, we completed an underwritten public offering of 5,750,000 shares and a concurrent private placement with Amgen of 2,500,000 of our common stock, at a price of $8.00 per share, resulting in aggregate net cash proceeds from the sale of the shares, after deducting the underwriting discounts offering expenses, of $62.7 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least 12 months from the issuance of these financial statements.

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

Our cash requirements in 2020 and beyond will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including the PROTECT clinical trial, which commenced in April 2019, CMC activities, and costs related to our expected BLA submission in the At-Risk indication. Other factors include costs related to our planned Phase 2b clinical study of PRV-015 and our continued development efforts for PRV-101.

In April 2017, we completed a private offering of 11,381,999 shares of our Series A Convertible Redeemable Preferred Stock, at a price of $2.50 per share, resulting in net cash proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses, of $26.7 million.

In July 2018, we closed our initial public offering of 15,969,563 shares of common stock at a price of $4.00 per share. Our net proceeds were $59.3 million, after deducting underwriters’ commissions of approximately $3.7 million and other offering expenses of approximately $0.8 million. In connection with the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the IPO were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of our common stock.

In August 2019, we entered into the Sales Agreement with SVB Leerink LLC (“SVBLeerink”) and Cantor Fitzgerald & Co. (“Cantor”) pursuant to which SVBLeerink and Cantor will serve as our sales agent to sell up to $50.0 million of shares of our common stock through an “at the market offering.” To date, there have been no sales under the Sales Agreement.

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

Cash Flows

As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling $85.4 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,065)	$(22,642)	$(4,882)
Investing activities	(46,250)	—	—
Financing activities	62,941	59,347	26,716
Net change in cash and cash equivalents	$(19,374)	$36,705	$21,834

Cash Flows from Operating Activities

Net cash used in operating activities was $36.1 million for the year ended December 31, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527, PRV-3279 and PRV-300, development activities for PRV-101, and increased personnel costs to support our clinical programs and our public company infrastructure. Our working capital was $82.2 million as of December 31, 2019.

Net cash used in operating activities was $22.6 million for the year ended December 31, 2018 and primarily related to cash used to fund clinical development activities for PRV-6527, PRV-300 and PRV-031, development activities for PRV-101, and increased personnel costs to support our recently acquired programs and our new public company infrastructure. Our working capital was $59.7 million as of December 31, 2018.

Net cash used in operating activities was $4.9 million for the year ended December 31, 2017 and primarily related to start-up activities for our operations, including clinical development programs for PRV-6527 and PRV-300 and the development program for PRV-101, each of which were acquired in the second quarter of 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $46.2 million and relates to the purchase of marketable securities during the period.

There was no cash used in or provided by investing activities for the year ended December 31, 2018 and 2017, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $62.9 million for the year ended December 31, 2019 and primarily related to the net proceeds we received from the completion of our underwritten public offering and concurrent private placement in September 2019.

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

Commitments and Contractual Obligations

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a BLA in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of December 31, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of December 31, 2019, we have not achieved any milestones that would trigger payments to Vactech.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we currently expect will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of December 31, 2019, we have paid Intravacc a total of approximately 8.0 million euros, or approximately $9.4 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of December 31, 2019, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019. See Note 5 – License and Other Agreements for further details. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. We may terminate the agreement without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of December 31, 2019, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). See Item 1 – Business, Recent Developments for the announcement of top-line results of the PRINCE study. In December 2019, Janssen declined its option to buy back the rights to PRV-6527. and as such, all rights will remain with us. We will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of December 31, 2019, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

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

The table below presents a summary of our contractual obligations as of December 31, 2019:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase Obligations (1)	$4,140	$4,140	$—	$—	$—
Total (2)	$4,140	$4,140	$—	$—	$—

(1)

Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years ended December 31,
	2019	2018	2017

Exercise Price	$10.34	$3.93	$1.81
Expected volatility	72%	61%	64%
Expected dividends	—	—	—
Expected term (in years)	6.3	6.2	6.5
Risk-free interest rate	1.90%	2.78%	1.96%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting for the quarterly period or year ended December 31, 2019 identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required under this item relating to our Board of Directors, executive officers and corporate governance will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the year ended December 31, 2019 (the “2020 Proxy Statement”), and such required information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information required under this item relating to executive compensation is incorporated herein by reference from information included in the 2020 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2020 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information required under this item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2020 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information required under this item relating to the fees for professional services rendered by our independent accountants in 2019 and 2018 is incorporated herein by reference from information included in the 2020 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See accompanying index to Financial Statements.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Amended and Restated By-Laws of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 19, 2018).

4.1	Specimen Certificate representing shares of common stock of Provention (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 20, 2018).

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018).

4.3	Form of Warrant dated April 25, 2017, issued to MDB Capital Group, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

4.4	Description of Registrant’s Securities (filed herewith, Exhibit 4.4).

10.1	Engagement Agreement dated September 19, 2016, between Provention and MDB Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.2	Form of Indemnification Agreement entered into by Provention with its Officers and Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.3	2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.4	Form of Stock Option Award under 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.5	License Agreement by and between Provention and Vactech Ltd., dated April 25, 2017 ((incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.6	License, Development and Commercialization Agreement by and between Provention and Janssen Pharmaceutica NV (CSF-1R), dated April 25, 2017 ((incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.7	Form of Securities Purchase Agreement between Provention and investors for an offering completed on April 25, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.8	Form of Registration Rights Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10. 9	Form of Voting Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.10	Form of Right of First Refusal and Co-Sale Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.11	Employment Agreement, dated April 25, 2017, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.12	Employment Agreement, dated April 25, 2017, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.13	Employment Agreement, dated June 20, 2017, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.14	Employment Agreement, dated September 21, 2017, between Provention and Andrew Drechsler (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.15	Development Services Agreement by and between Provention and Intravacc dated March 6, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.16	License Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.17	Asset Purchase Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.18	Form of Escrow Deposit Agreement for the offering (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 20, 2018).

10.19	Form of Subscription Agreement for the offering (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018).

10.20	Form of Amended and Restated 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018). +

10.21	License and Collaboration Agreement by and between Provention and Amgen, Inc. dated November 5, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-38552) filed on March 19, 2019). †

10.22	Subscription Agreement, dated September 19, 2019, by and between Provention and Amgen, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38552) filed on September 19, 2019.

10.23	Employment Agreement, dated January 7, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38552) filed on January 8, 2020). +

23.1	Consent of EisnerAmper LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2019 and 2018, (ii) Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Statements of Comprehensive (Loss) for the years ended December 31, 2019, 2018 and 2017 (iv) Statements of Stockholders’ Equity at December 31, 2019, 2018 and 2017, (v) Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Financial Statements.

+ Compensation Related Contract.

† Confidential treatment received for certain portions of this exhibit.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: March 12, 2020	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal Executive Officer), Director	March 12, 2020
Ashleigh Palmer

/s/ Andrew Drechsler	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 12, 2020
Andrew Drechsler

/s/ Jeffrey Bluestone	Director	March 12, 2020
Jeffrey Bluestone

/s/ Avery Catlin	Director	March 12, 2020
Avery Catlin

/s/ Anthony DiGiandomenico	Director	March 12, 2020
Anthony DiGiandomenico

/s/ Sean Doherty	Director	March 12, 2020
Sean Doherty

/s/ Wayne Pisano	Director	March 12, 2020
Wayne Pisano

PROVENTION BIO, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Provention Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Provention Bio, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2020

PROVENTION BIO, INC.

BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$39,165	$58,539
Marketable securities, current	46,208	—
Prepaid expenses and other current assets	623	2,990
Total assets	$85,996	$61,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,775	$568
Accrued expenses	2,065	1,303
Total current liabilities	3,840	1,871

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,658,361 shares issued and outstanding at December 31, 2019; 37,361,562 shares issued and outstanding at December 31, 2018	5	4
Additional paid-in capital	161,212	95,430
Accumulated deficit	(79,061)	(35,776)
Total stockholders’ equity	82,156	59,658
Total liabilities, preferred stock and stockholders’ equity	$85,996	$61,529

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$36,359	$22,649	$7,684
General and administrative	8,013	4,165	1,456
Total operating expenses	44,372	26,814	9,140

Loss from operations	(44,372)	(26,814)	(9,140)
Interest income	1,087	669	132
Change in fair value of warrant liability	—	(520)	(125)
Loss before income tax benefit	(43,285)	(26,665)	(9,133)
Income tax benefit	—	187	—
Net loss	(43,285)	(26,478)	(9,133)
Accretion on Series A Convertible Redeemable Preferred Stock	—	(276)	(343)
Net loss attributable to common stockholders	$(43,285)	$(26,754)	$(9,476)

Net loss per common share, basic and diluted	$(1.06)	$(1.19)	$(1.01)
Weighted average common shares outstanding, basic and diluted	40,747	22,441	9,370

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of U.S. dollars)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	—	$—	8,000	$—	$—	$(165)	$(165)
Issuance of Series A Convertible Redeemable Preferred Stock, net of issuance costs of $1,740	11,382	26,715	—	—	—	—	—
Fair value of warrants issued in connection with Series A Convertible Redeemable Preferred Stock, reclassifed to warrant liability	—	(873)	—	—	—	—	—
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	343	—	—	(343)	—	(343)
Issuance of common stock	—		2,000	—	3,400	—	3,400
Payment of subscription	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	207	—	207
Net loss	—	—	—	—	—	(9,133)	(9,133)
Balance at December 31, 2017	11,382	$26,185	10,000	$1	$3,264	$(9,298)	$(6,033)
Issuance of common stock upon conversion of Series A Convertible Redeemable Preferred Stock	(11,382)	(26,461)	11,382	1	26,460	—	26,461
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	276	—	—	(276)	—	(276)
Reclassification of Series A warrants liability	—	—	—	—	1,518	—	1,518
Issuance of common stock in initial public offering, net of issuance costs	—	—	15,970	2	56,281	—	56,283
Issuance of common stock for stock options exercises	—	—	10	—	25	—	25
Fair value of warrants issued in connection with initial public offering of common stock	—	—	—	—	3,039	—	3,039
Fair value of warrants issued in connection with the acquisition of product rights	—	—	—	—	3,978	—	3,978
Stock-based compensation	—	—	—	—	1,141	—	1,141
Net loss	—	—	—	—	—	(26,478)	(26,478)
Balance at December 31, 2018	—	$—	37,362	$4	$95,430	$(35,776)	$59,658
Issuance of common stock in connection with public follow on offering, net of issuance costs	—	—	5,750	1	42,650	—	42,651
Issuance of common stock in connection with private placement with Amgen	—	—	2,500	—	20,000	—	20,000
Issuance of common stock in connection with stock option exercises	—	—	79	—	290	—	290
Issuance of common stock in connection with warrant exercises	—	—	1,967	—	—	—	—
Stock-based compensation	—	—	—	—	2,842	—	2,842
Net loss	—	—	—	—	—	(43,285)	(43,285)
Balance at December 31, 2019	—	$—	47,658	$5	$161,212	$(79,061)	$82,156

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(43,285)	$(26,478)	$(9,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,842	1,141	207
Stock-based consideration in connection with acquisition of product rights (Note 5)	—	3,978	3,400
Change in fair value of warrant liability	—	520	125
Amortization of premium and discounts on marketable securities	(16)	—	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,367	(2,396)	(469)
Accounts payable	1,207	109	459
Accrued interest receivable	58	—	—
Accrued expenses	762	484	529
Net cash used in operating activities	(36,065)	(22,642)	(4,882)

Investing activities
Purchases of marketable securities	(46,250)	—	—
Net cash used in investing activities	(46,250)	—	—

Financing activities
Proceeds from underwritten public offering, net	42,651	—	—
Proceeds from private placement with Amgen	20,000	—	—
Proceeds from initial public offering, net	—	59,322	—
Proceeds from issuance of Series A Convertible Redeemable Preferred Stock, net	—	—	26,715
Proceeds from issuance of common stock	290	25	1
Net cash provided by financing activities	62,941	59,347	26,716

Net (decrease) increase in cash and cash equivalents	(19,374)	36,705	21,834
Cash and cash equivalents at beginning of period	58,539	21,834	—
Cash and cash equivalents at end of period	$39,165	$58,539	$21,834

Supplemental disclosure of non-cash financing transactions:
Conversion of Series A Preferred Stock to common stock upon completion of IPO	$—	$26,461	$—
Reclassification of Series A Preferred Stock warrant liability to stockholders’ equity	$—	$1,518	$—
Fair value of warrant issued in connection with Series A Convertible Redeemable Preferred Stock	$—	$—	$873
Accretion of Series A Convertible Redeemable Preferred Stock	$—	$276	$343

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

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2019, the Company had an accumulated deficit of $79.1 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, its initial public offering (“IPO”) in July 2018, and an underwritten public offering and concurrent private placement in September 2019.

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

The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances and the development of its administrative and commercial organization. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

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

Based on the Company’s business plans, management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2019 are sufficient to meet the Company’s obligations for at least 12 months from the issuance of these financial statements.

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

Cash, cash equivalents and concentration of credit risk

The Company considers only those investments which are highly liquid, readily convertible to cash, or that mature within three months from date of purchase to be cash equivalents. Marketable securities are those investments with original maturities in excess of three months. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly-rated financial institutions.

Marketable Securities

The Company considers securities with original maturities of greater than three months to be available for sale securities. Available for sale securities with original maturities of greater than one year are recorded as non-current assets. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) how long the security has been in an unrealized loss position; and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

The Company’s available for sale securities are solely invested in U.S. Treasury securities.

Financial instruments

Cash, cash equivalents and marketable securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments.

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

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Preferred Stock. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. In periods with net income attributable to common stockholders, the Company would allocate net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”), ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or statements of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact of the Company’s financial statements and related disclosures as the Company does not have any lease agreements.

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

4. CAPITALIZATION

As of December 31, 2019, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 47,658,361 shares were issued and outstanding. In addition, as of December 31, 2019, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which none were issued and outstanding.

As of December 31, 2018, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 37,361,562 shares were issued and outstanding. In addition, as of December 31, 2018, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which none were issued and outstanding.

5. LICENSE AND OTHER AGREEMENTS

In May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (T1D). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share (See Note 11). The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a Biologics License Application (“BLA”) in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company is assuming pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of December 31, 2019, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

The Company recorded the warrants issued under the MacroGenics Asset Purchase Agreement and the MacroGenics License Agreement at an estimated fair value of $1.64 per share, approximately $4.0 million in the aggregate, as license fee expense included as part of Research & Development Expense during the second quarter of 2018.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, the there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement. See Note 11 of these financial statements for further details of the warrants issued to MacroGenics.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of December 31, 2019, the Company has not achieved any milestones that would trigger payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we the Company currently expects will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of December 31, 2019, the Company had paid Intravacc a total of approximately 8.0 million euros, or approximately $9.4 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). See Item 1 – Business, Recent Developments of this Annual Report on Form 10-k for the announcement of top-line results of the PRINCE study. In December 2019, Janssen declined its option to buy back the rights to PRV-6527. and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of December 31, 2019, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

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

6. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Net loss, basic	$(43,285)	$(26,478)	$(9,133)
Accretion of Series A Convertible Redeemable Preferred Stock	—	(276)	(343)
Net loss attributable to common stockholders	$(43,285)	$(26,754)	$(9,476)

Weighted average common shares outstanding, basic and diluted	40,747	22,441	9,370
Net loss per common share, basic and diluted	$(1.06)	$(1.19)	$(1.01)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	For the Years Ended December 31,
	2019	2018	2017

Series A Convertible Redeemable Preferred Stock	—	—	11,382
Warrants	2,125	4,588	559
Stock options	5,894	3,476	2,708

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2019	December 31, 2018

Accrued research and development costs	$1,700	$1,023
Accrued professional fees	221	126
Other accrued liabilities	90	154
Accrued compensation	54	—
Total accrued expenses	$2,065	$1,303

8. FAIR VALUE OF ASSETS AND LIABILITIES

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value based on the short-term nature of these items.

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of December 31, 2018. Liability classified warrants issued in April 2017 to the placement agent in conjunction with the Series A Preferred Stock offering (see Note 9) were previously classified as Level 3. During the year ended December 31, 2018, the Company recorded $0.5 million of expense related to the change in the fair value (an increase) of the Series A Preferred Stock warrant liability. Upon the completion of the IPO in July 2018, these warrants converted to warrants for the purchase of 558,740 shares of our common stock and no longer contain redemption provisions outside the Company’s control. The liability associated with these warrants was revalued just prior to the completion of the IPO, with the change in the fair value of the warrant liability charged to earnings. The warrant liability was then reclassified to additional paid-in capital upon the completion of the IPO in July 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 financial instruments during the year ended December 31, 2018:

Balance at December 31, 2017	$998
Change in fair value during the period	520
Reclassification to equity upon completion of IPO	(1,518)
Balance at December 31, 2018	$—

The Company had no level 3 financial instruments during the year ended December 31, 2019.

The following is a summary of assets and their related classifications under the fair value hierarchy:

	December 31, 2019
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$39,165	$—	$—	$39,165
Investments in U.S. Treasury securities[2]	46,208	—	—	46,208

December 31, 2018
Financial Instruments Carried at Fair Value
Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$58,539	$—	$—	$58,539

(1) Cash and cash equivalents primarily include investments in money market funds and U.S. Treasury securities with maturity dates less than three months from the purchase date

(2) Investments in U.S. Treasury securities are classified as available for sale securities

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2019 and 2018.

The Company’s unrealized gain (loss) on its available for sale securities was de minimis during the year ended December 31, 2019.

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

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of December 31, 2019, there were options to purchase an aggregate of 5,893,751 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance. There were 937,154 shares available for future grants as of December 31, 2019.

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,000,000 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2020. As of January 1, 2020, there were approximately 3,937,154 shares available for future grants.

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

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Years Ended December 31,
	2019	2018	2017

Research and development	$1,296	$629	$112
General and administrative	1,546	512	95
Total share-based compensation expense	$2,842	$1,141	$207

Option activity

The Company grants options with service-based vesting requirements as well as options with performance-based vesting requirements. Generally, the service-based requirements vest over a four-year period in multiple tranches. Each tranche of the performance-based component vests upon the achievement of a specific milestone. These milestones are related to the Company’s clinical trials, manufacturing activities, regulatory activities, and certain other performance metrics.

A summary of option activity for the years ended December 31, 2019 and 2018 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at January 1, 2018	2,708	$2.50
Granted	855	$3.94
Exercised	(10)	$2.50
Forfeited or expired	(77)	$2.50
Outstanding at December 31, 2018	3,476	$2.85	8.8 years	$—
Granted	2,797	$10.34
Exercised	(79)	$3.66
Forfeited or expired	(300)	$4.19
Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$50,530
Exercisable at December 31, 2019	1,901	$2.67	7.7 years	$23,260

The weighted average grant-date fair value of options granted during the year ended December 31, 2019 was $6.81 per share. As of December 31, 2019, there were approximately 1,579,000 unvested options subject to performance-based vesting criteria with approximately $9.3 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of December 31, 2019, there were approximately 2,414,000 options outstanding subject to time-based vesting with approximately $9.7 million of unrecognized compensation expense which will be recognized over a period of 3.2 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Years Ended December 31,
	2019	2018	2017

Cash proceeds from options exercised	$290	$25	$—
Aggregate intrinsic value of options exercised	$551	$5	$—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years ended December 31,
	2019	2018	2017

Exercise Price	$10.34	$3.93	$1.81
Expected volatility	72%	61%	64%
Expected dividends	—	—	—
Expected term (in years)	6.3	6.2	6.5
Risk-free interest rate	1.90%	2.78%	1.96%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. The underlying instrument into which the warrants are exercisable contained redemption provisions that were outside the Company’s control. Accordingly, these warrants were considered liabilities and at issuance, the fair value of $0.9 million was recorded as a warrant liability against a reduction to the proceeds from the issuance of the Series A Convertible Redeemable Preferred Stock. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock and because the warrants no longer contain redemption provisions outside the Company’s control, the Company determined that equity classification was appropriate. See Note 8 for further information. In July 2019, certain warrant holders from the Series A Offering elected to exercise warrants for an aggregate of 4,065 shares on a cashless basis, resulting in the Company’s net issuance of 3,167 shares. As of December 31, 2019, there were 554,675 warrants outstanding related to the Series A Offering.

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

In July 2019, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 27,063 shares on a cashless basis, resulting in the Company’s net issuance of 15,746 shares. As of December 31, 2019, there were 1,569,893 warrants outstanding related to the IPO.

12. INCOME TAXES

The Company recorded no provision or benefit for federal income taxes, as the Company has incurred a net loss for all periods presented, and the Company has provided a full valuation allowance against its deferred tax assets. For the year ended December 31, 2019, the Company also recorded no provision or benefit for state income taxes. The Company did record a benefit from state income taxes of approximately $0.2 million for the year ended December 31, 2018. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (‘NOLs”) that resulted from the Company’s sale of approximately $2.3 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $0.2 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

At December 31, 2019, the Company had Federal net operating loss carryforwards of approximately $63.4 million, of which approximately $5.4 million will expire in varying amounts beginning in 2036. The balance of the Federal net operating loss carryforwards generated in 2018 and prospectively can be carried forward indefinitely. The Company has state NOLs in various jurisdictions of approximately $60.9 million, certain of which begin to expire beginning in 2036. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company had research and development tax credit carryforwards, including orphan drug tax credits, of approximately $5.3 million at December 31, 2019.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	For the Years Ended December 31,
	2019	2018	2017

Tax Provision at statutory tax rate	21.0%	21.0%	34.0%
Change in federal tax rate	-	-	(29.0)
Change in valuation allowance	(36.5)	(26.9)	(12.0)
Orphan drug credits	10.4	-	-
State income taxes, net of federal benefit	6.5	6.2	6.0
Sale of NJ net operating losses	-	0.7	-
Permanent items	(2.1)	(0.5)	-
Other	0.7	0.2	1.0
Effective Tax Rate	0.0%	0.7%	0.0%

The components of income tax benefit are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	(187)	—
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$—	$(187)	$—

The income tax benefit for the year ended December 31, 2018 represents the sale by the Company of its 2017 New Jersey state net operating losses, from which the Company realized $0.2 million.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
NOL Carryforward	$17,520	$7,287
Federal research and development credits	5,045	118
Product License	1,768	1,904
Equity compensation	1,018	376
Other	213	70
Total deferred tax assets	25,564	9,755
Less valuation allowance	(25,564)	(9,755)
Net deferred tax assets	$—	$—

The Company’s gross deferred tax assets of $25.6 million and $9.8 million at December 31, 2019 and 2018, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The Company has no uncertain tax positions at December 31, 2019. Since the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. The Company has never been, nor is currently under audit. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense, however the Company has recorded no such expense to date.

13. RELATED PARTY TRANSACTIONS

In connection with the Company’s Asset Purchase Agreement with MacroGenics, the Company made payments of approximately $0.3 million to Tolerance Therapeutics, Inc. during the year ended December 31, 2018. The Company did not make any payments to Tolerance Therapeutics Inc. during the year ended December 31, 2019. Dr. Jeffrey Bluestone, who was appointed to our board of directors in March 2019, is a majority stockholder in Tolerance Therapeutics, Inc.

In July 2018, MDB served as the underwriter for the Company’s IPO and the Company paid MDB cash underwriters’ fees and expenses of $3.6 million. Further, the Company issued to MDB underwriter warrants to purchase 1,596,956 shares of the Company’s common stock. The warrants are exercisable, beginning July 3, 2019 for five years at $5.00 per share. At the time of the IPO, MDB beneficially owned greater than 5% of the Company’s common stock and one employee of which is a member of the Board of Directors of the Company. See Notes 2, 4 and 11 for further information.

The Company paid transition service fees of approximately $0.3 million and $0.2 million to Vactech for the years ended December 31, 2018 and 2017 respectively. The Company made only de minimis payments to Vactech during the year ended December 31, 2019. Until the completion of the Company’s financing in September 2019, Vactech beneficially owned greater than 5% of the Company’s common stock.

14. RETIREMENT SAVINGS PLAN

The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company made matching contributions for the years ended December 31, 2019 and 2018, of approximately $0.1 million and $0.1 million, respectively. The Company’s matching contributions for the year ended December 31, 2017 were de minimis.

15. SUBSEQUENT EVENTS

On March 12, 2020, the Company announced positive top-line results from the Phase 1b portion of the PREVAIL (PRV-3279 EVAluation In Lupus) study, which evaluated PRV-3279 in healthy volunteers.

PRV-3279 is a humanized diabody targeting the B-cell surface proteins, CD32B and CD79B, which has the potential to intercept the pathophysiology of systemic lupus erythematosus (SLE) and other B cell-mediated autoimmune diseases and prevent or reduce the immunogenicity of biotherapeutics, including gene therapy products.

PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters.

Based on the results, Provention plans to commence the Phase 2a portion of the PREVAIL study in lupus patients in the first half of 2021.

