Form 10-K/A
period 2019-12-31
Provention Bio, Inc.
filed 2020-04-08
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On April 1, 2020, there were 47,712,636 shares of the registrant's common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of Provention Bio, Inc. filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. In this Amendment No. 1, unless the context indicates otherwise, the designations “Provention Bio,” the “Company,” “we,” “us” or “our” refer to Provention Bio, Inc.

This Amendment No. 1 is being filed solely to include information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2019 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2019 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2019 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 12, 2020 filing of the 2019 Annual Report or modify or update the disclosure contained in the 2019 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Annual Report and our other filings with the SEC.

1

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
Ashleigh Palmer (Co-Founder, President and Chief Executive Officer)	57	2016
Jeffrey Bluestone	67	2019
Avery Catlin	71	2018
Anthony DiGiandomenico	53	2017
Sean Doherty	51	2019
Wayne Pisano (Chairman)	65	2018

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

Ashleigh Palmer, B.Sc., MBA – Co-Founder, President and Chief Executive Officer, Director

Mr. Palmer is a co-founder of Provention and has served as our President and CEO and on the board of directors since inception in 2016. Mr. Palmer currently serves as a non-executive director on the board of Third Pole, a clinical-stage biopharmaceutical company developing electric generated inhaled nitric oxide for certain life-threatening and debilitating critical care and chronic cardiopulmonary conditions. Mr. Palmer is also President of Creative BioVentures™ Corp. (CBV), a strategic advisory firm serving the biopharma industry. Since founding CBV in 2002, Mr. Palmer has advised numerous clients regarding corporate positioning and strategy, fund raising, merger and acquisition transactions, clinical development and commercialization, and has undertaken a number of CEO and board level transformational leadership and turnaround assignments for both public and private biopharma companies. From 2015 through 2017, Mr. Palmer served as Executive Chairman of Celimmune, LLC, a clinical development-stage immunotherapy company dedicated to developing therapies for celiac disease and refractory celiac disease. Celimmune was acquired by Amgen Inc. in November 2017. Mr. Palmer served as Chief Executive Officer of Unigene Laboratories, Inc., a biopharmaceutical company, from 2010 to July 2013 in conjunction with a substantial restructuring of Unigene’s debt. Following the debtholder’s acquisition of substantially all of Unigene’s assets, Unigene filed for bankruptcy in July 2013. Prior to founding Celimmune and CBV, Mr. Palmer was Vice President, Business Development for British Oxygen’s Ohmeda Pharmaceutical Products, Inc., where he was instrumental in its sale to a consortium led by Baxter International Inc. by spinning out the company’s inhaled nitric oxide assets as INO Therapeutics, Inc. (now Ikaria/Mallinckrodt). Under his leadership, as founding President and CEO, INO Therapeutics developed and commercialized the world’s first selective pulmonary vasodilator, INOmax®, establishing a time-based pricing, orphan drug franchise, subsequently acquired by Mallinckrodt in 2015 for $2.3 billion. Earlier in his career, Mr. Palmer held positions of increasing responsibility in sales and marketing leadership at Reckitt Benckiser. Mr. Palmer received his MBA from the University of Bradford and his B.Sc. honors in Biochemistry and Applied Molecular Biology from the University of Manchester. Mr. Palmer’s 30-plus years of extensive experience in the areas of corporate strategy formulation and preclinical and clinical drug evaluation, business and product development and commercialization make him a valuable member of our board of directors.

Jeffrey Bluestone – Director

Dr. Bluestone joined our board of directors in March 2019. Dr. Bluestone currently serves as the president and CEO of Sonoma Biotherapeutics. He also currently serves as the A.W. and Mary Margaret Clausen Distinguished Professor at University of California San Francisco (UCSF). He previously served as President and CEO of the Parker Institute for Cancer Immunotherapy from June 2015 to December 2019 and the director of the Hormone Research Institute in the Diabetes Center from 2000 to December 2019. From 2010 to 2015, Dr. Bluestone served as Executive Vice Chancellor and Provost at UCSF. Dr. Bluestone was the founding director of the Immune Tolerance Network, the largest NIH-funded multicenter clinical immunology research program, testing novel immunotherapies in transplantation, autoimmunity and asthma/allergy. He was appointed by former Vice President, Joe Biden as a member of the Blue Ribbon Panel of scientific experts to guide the National Cancer Moonshot Initiative and also served as a senior investigator at the National Cancer Institute of the National Institutes of Health. Dr. Bluestone is a highly accomplished scientific researcher whose work over nearly three decades has focused on understanding the basic processes that control T-cell activation and immune tolerance in autoimmunity, organ transplantation and cancer. His research has led to the development and commercialization of multiple immunotherapies, including the first FDA-approved drug targeting T-cell co-stimulation to treat autoimmune disease and organ transplantation and the first CTLA-4 antagonist drugs approved by the FDA for the treatment of metastatic melanoma. Dr. Bluestone was part of the team of early developers of a novel anti-CD3 monoclonal antibody, now called teplizumab, a pro-tolerogenic drug that has shown clinical activity in type 1 diabetes (T1D), psoriatic arthritis, and the reversal of kidney transplant rejection. He received his B.S. and M.S. from Rutgers University and his Ph.D. in immunology from the Weill Cornell Graduate School of Medical Science. Dr. Bluestone’s extensive scientific experience in autoimmunity and clinical development of FDA-approved therapies make him a valuable member of our board of directors.

Avery Catlin – Director

Mr. Catlin joined our board of directors in September 2018. He currently serves on the Board of Corbus Pharmaceutical Holdings, Inc. Mr. Catlin previously served as Senior Vice President and Chief Financial Officer of Celldex Therapeutics, Inc., where he raised more than $500 million from equity, convertible debt and private placement transactions, as well as devised and led financial strategies to successfully complete several asset acquisitions. Prior to Celldex, Mr. Catlin held senior financial and operational positions with biopharma companies Endogen, Inc. and Repligen Corporation. Mr. Catlin earned a B.A. in Psychology from the University of Virginia and an MBA from Babson College. He is also a certified public accountant. Mr. Catlin’s more than 22 years of experience as a senior financial officer of public biopharmaceutical companies make him a valuable member of our board of directors.

Anthony DiGiandomenico – Director

Mr. DiGiandomenico joined our board of directors in April 2017. He also serves on the board of directors of ENDRA Life Sciences Inc., a developer of enhanced ultrasound technology, since July 2013. Since he co-founded MDB in 1997, Mr. DiGiandomenico has been enabling investment into early-stage disruptive technologies. He has worked alongside a wide range of companies in the biotechnology, medical devices, high technology, and renewable energy spaces. Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado. Mr. DiGiandomenico’s financial expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our board of directors.

Sean Doherty – Director

Mr. Doherty joined our board of directors in September 2019. Mr. Doherty is the Executive Chair of the JDRF T1D Fund, a $100.0 million venture philanthropy fund using a cutting-edge approach to catalyze an investment market in type one diabetes. He led the concept-creation, design and capital financing of the fund, and he has driven its strategy since its inception in 2016. He served on the JDRF International Board and its Executive Committee from 2016 to 2019. He retired from his role as Managing Director of Bain Capital, LP, a private global investment firm, which he joined in 2005 as the firm’s first general counsel. He had a diverse operational and constituency management role at Bain Capital, where he led crisis management, press and external communications, government relations, branding and philanthropic initiatives and was involved in governance and capital raising. Earlier in his career he worked at Ropes & Gray LLP, and he was a law clerk to a federal district judge in Boston. Mr. Doherty received a J.D. magna cum laude from Harvard Law School and a B.A. magna cum laude in Government from Harvard College. Prior to law school, he was a Lieutenant in the U.S. Navy, in which he served on a Middle East Force frigate from 1990-94. Mr. Doherty is a member of the board of directors of IM Therapeutics.

Wayne Pisano – Director

Mr. Pisano joined our board of directors in April 2018 and has served as the Chairman of the board since October 2019. He also serves on the board of directors of Immunovaccine Inc., a biopharmaceutical company, since October 2011, and Oncolytics, Inc., a biotechnology company, since May 2013. Mr. Pisano served as president and CEO of VaxInnate, a biotechnology company, from January 2012 until November 2016. Prior to VaxInnate, Mr. Pisano was at Sanofi Pasteur from 1997 to 2011 and was President and CEO there from 2007 until his retirement in 2011. He has a bachelor’s degree in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development make him a valuable member of our board of directors.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name of Individual	Age	Position and Office
Ashleigh Palmer	57	Co-Founder, President, Chief Executive Officer, Director
Andrew Drechsler	48	Chief Financial Officer
Francisco Leon	48	Co-Founder, Chief Scientific Officer
Eleanor Ramos	64	Chief Medical Officer
Jason Hoitt	42	Chief Commercial Officer

Our executive officers are elected by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Ashleigh Palmer

For Mr. Palmer’s biography, please see the section above entitled “Directors.”

Andrew Drechsler

Mr. Drechsler joined Provention as Chief Financial Officer (CFO) in September 2017. Mr. Drechsler has over 20 years of financial and operational leadership experience in life sciences companies. Prior to Provention, Mr. Drechsler was most recently CFO of Insmed Incorporated from 2012 to 2017. Mr. Drechsler’s prior roles also include: CFO of VaxInnate Corporation, a privately held clinical-stage biotechnology company that developed vaccines for infectious diseases; CFO of publicly-traded Valera Pharmaceuticals where he completed an initial public offering; controller for Abbott Laboratories’ Point of Care Division, which was publicly-traded as i-STAT Corporation prior to being acquired by Abbott; controller of Biomatrix, Inc., which was publicly-traded prior to being acquired by Genzyme. Mr. Drechsler graduated magna cum laude from Villanova University with a BS in Accounting and received his certified public accountant license in New Jersey.

Francisco Leon

Dr. Leon, co-founder of Provention and its Chief Scientific Officer, joined Provention in October 2017. Dr. Leon brings to the Company a breadth of experience and expertise from his academic and industry careers in the fields of immunology and immune-mediated disease clinical research. Dr. Leon was most recently the Chief Executive Officer and Chief Medical Officer of Celimmune, LLC, a clinical development-stage immunotherapy company dedicated to developing transformational therapies for celiac disease and refractory celiac disease (intestinal lymphoma). Celimmune was acquired by Amgen Inc. in November 2017. Prior to founding Celimmune in 2015, Dr. Leon served as Vice President and Head of Translational Medicine at Johnson & Johnson’s Janssen Pharmaceuticals, where he led early-stage clinical development in immunology. Before joining Janssen in 2010, Dr. Leon served as Chief Medical Officer at Alba Therapeutics; Director of Clinical Development, Inflammation & Respiratory at Medimmune (AstraZeneca); and Director of Clinical Discovery, Immunology & Oncology at Bristol-Myers Squibb. Prior to joining the biopharma industry, Dr. Leon served as a Postdoctoral Fellow at the National Institutes for Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). In 2011, he became an Associate Professor of Medicine at Jefferson Medical College in Philadelphia, where he continues to contribute to the clinical research efforts of the Department of Gastroenterology. Dr. Leon is a clinical and translational immunologist who received his M.D. and Ph.D. from Autónoma University in Madrid, Spain, and his specialization in Clinical Immunology from Ramon y Cajal Hospital, Madrid, Spain. He is a Fellow of the American Gastroenterology Association. In his 20 years of experience in translational immunology, Dr. Leon has authored or co-authored more than 85 peer-reviewed articles and book chapters, as well as several issued patents and patent applications.

Eleanor Ramos

Dr. Ramos joined Provention in July 2017 and is its Chief Medical Officer. Dr. Ramos’ background includes significant clinical expertise in autoimmunity, inflammation, organ transplant rejection and the treatment of acute and chronic viral infections. Prior to joining Provention, Dr. Ramos served as a Chief Medical Officer of Global Blood Therapeutics Inc., a biopharmaceutical company dedicated to developing novel therapeutics to treat blood-based and hypoxemic pulmonary disorders from 2014 to 2016. Her past experience includes roles as Chief Medical Officer of Theraclone Sciences, a therapeutic antibody discovery and development company, where she oversaw the development of clinical programs in viral diseases including severe influenza from 2011 to 2014, and as Chief Medical Officer at ZymoGenetics, Inc., overseeing its clinical portfolio across infectious diseases/hepatitis C, immunology/lupus nephritis, oncology and hemostasis from 2009 to 2011. Dr. Ramos is currently a member of the Scientific Advisory Board of EpiVax Oncology, a private biotechnology company focused on developing personalized cancer vaccines, and a member of the Board of Directors of ASK, a non-profit organization dedicated to increasing awareness of lung cancer in women, particularly those of Asian descent. Her experience also encompasses leading the Clinical Trials Group at the Immune Tolerance Network, a collaborative network for clinical research funded by the National Institute of Allergy and Infectious Diseases. She holds a medical degree and undergraduate degree from Tufts University, along with advanced training in the subspecialty of nephrology with a focus on transplantation immunology at Brigham and Women’s Hospital, Harvard Medical School.

Jason Hoitt

Mr. Hoitt joined Provention as its Chief Commercial Officer in January 2020. Prior to joining Provention, Mr. Hoitt served as Chief Commercial Officer at Dova Pharmaceuticals (acquired by Swedish Orphan Biovitrum AB) from December 2018 to December 2019 where he led all commercial efforts including the pre-launch and launch strategy and execution for DOPTELET ® (avatrombopag) targeting chronic immune thrombocytopenia. Prior to Dova Pharmaceuticals, Mr. Hoitt served as Vice President and Head of Sales at Insmed Incorporated from May 2017 to December 2018. From 2013 to May 2017, Mr. Hoitt held various leadership roles in Medical Affairs and US Sales at Sarepta Therapeutics. From 2010 to 2013, Mr. Hoitt held senior positions in both marketing and sales at Vertex Pharmaceuticals. From 2004 to 2010, Mr. Hoitt held various positions at Gilead Sciences. Mr. Hoitt began his career in 1999 as a bench researcher at Boston’s New England Medical Center, Tufts Medical School, which led to biopharmaceutical roles at AstraZeneca and Schering Oncology-Biotech. Mr. Hoitt holds a B.A. in Spanish from the College of the Holy Cross in Worcester, MA.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

The Board of Directors and Its Committees

Board of Directors

Our Board is currently composed of six directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Our Board met twelve times in 2019. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which such directors served on the Board) and (ii) the total number of meetings of all committees of our Board on which the director served (during the periods for which the director served on such committee or committees). All directors serving at the time of the 2019 Annual Meeting of Stockholders attended the 2019 Annual except for Mr. Bluestone, Mr. Catlin and Mr. DiGiandomenico. We do not have a formal policy requiring members of the Board to attend our annual meetings.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Board may establish other committees to facilitate the management of our business. Our Audit Committee and Compensation Committee consist of Mr. Catlin, Mr. DiGiandomenico and Mr. Pisano. Mr. Catlin is the Board’s audit committee financial expert. Our Nominating and Governance Committee consists of Mr. DiGiandomenico, Mr. Pisano and Mr. Doherty.

Audit Committee

The Board has established an Audit Committee currently consisting of Mr. Catlin (Chairman), Mr. DiGiandomenico and Mr. Pisano. The Audit Committee’s primary functions are to oversee and review: the integrity of the Company’s financial statements and other financial information furnished by us, our compliance with legal and regulatory requirements, our systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with our Code of Business Conduct and Ethics.

The Audit Committee also appoints (and recommends that the Board submit for shareholder ratification), compensates, retains and oversees the independent auditor retained for the purpose of preparing or issuing an audit report or other related service. In addition, the Audit Committee discusses guidelines and policies related to risk assessment and risk management with us, prepares an Audit Committee report in accordance with SEC regulations, sets policies regarding the hiring of employees or former employees of our independent auditors, reviews and investigates any matters pertaining to integrity of management, including conflicts of interest, reviews related party transactions, reviews financial reporting and accounting standards, meets with officers as necessary, reviews the independence of the independent public accountants and reviews the adequacy of our internal accounting controls.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Mr. Catlin is an “audit committee financial expert,” as defined under the applicable rules of the SEC and The Nasdaq Marketplace Rules. The Audit Committee met four times during 2019. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.proventionbio.com.

Compensation Committee

The Board has established a Compensation Committee currently consisting of Mr. Pisano (Chairman), Mr. Catlin and Mr. DiGiandomenico. The primary functions of the Compensation Committee are to facilitate the Board’s discharge of its responsibilities relating to the evaluation and compensation of our executives, oversee the administration of our compensation plan, review and determine director compensation, and prepare any reports on executive compensation required by the SEC and The Nasdaq Global Select Market.

The Compensation Committee also establishes, in consultation with our senior management, and periodically reviews, a general compensation strategy for us and our subsidiaries, reviews the chief executive officer’s compensation and evaluates his or her performance (at least annually), reviews and discusses compensation disclosure as may be required by the SEC, reviews and makes recommendations with respect to incentive compensation plans and equity-based plans, and conducts or authorizes investigations or studies of any matters within the scope of Compensation Committee’s responsibilities.

To determine executive compensation, the Compensation Committee, with input from the chief executive officer (who shall not participate in the deliberations regarding his or her own compensation), at least annually reviews and makes recommendations to the Board of appropriate compensation levels or other terms of employment for each of the four executives. The Compensation Committee considers all factors it deems relevant. Our executive management team has engaged the services of Radford Rewards Consulting (part of AON plc), a compensation consulting firm, to provide the Compensation Committee with guidance regarding the amount and types of compensation that we provide to our executives and directors and how our compensation practices compare to the compensation practices of other companies. Radford Rewards Consulting does not provide any services to us other than the services provided to assist the Compensation Committee in their compensation recommendations. The Compensation Committee believes that Radford Rewards Consulting does not have any conflicts of interest in advising the Compensation Committee under applicable SEC rules or Nasdaq listing standards.

The Compensation Committee met three times during 2019. Our Board has determined that each member of the Compensation Committee currently serving is independent under the listing standards, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.proventionbio.com.

Nominating and Corporate Governance Committee

The Board has established a Nominating and Corporate Governance Committee consisting of Mr. DiGiandomenico (Chairman), Mr. Doherty and Mr. Pisano. The primary functions of the Nominating and Corporate Governance Committee are to identify, review the qualifications of, and recommend to the Board, proposed nominees for election to the Board (consistent with criteria approved by the Board), select, or recommend that the Board select, the director nominees for the next annual meeting of stockholders, and oversee the annual evaluation of the Board and management.

The Nominating and Corporate Governance Committee also makes recommendations to the full Board regarding the size and composition of the Board and the criteria for Board and committee membership, establishes procedures to be followed by stockholders in submitting recommendations for director candidates, establishes a process for identifying and evaluating nominees for the Board, retains advisory firms to help identify director candidates, and reviews stockholder proposals and proposed responses.

The Nominating and Corporate Governance Committee met one time during 2019. All members of the Nominating and Governance Committee are independent directors as defined under the Nasdaq listing standards. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.proventionbio.com.

Stockholder Nominations for Directorships

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of the Company at the address set forth below under “Stockholder Communications.” All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and only consider such recommendations if appropriate biographical and other information is provided, as described below, on a timely basis. All security holder recommendations for director candidates must be received by the Company in the timeframe(s) set forth under the heading “Stockholder Proposals” below.

●	the name and address of record of the security holder;

●	a representation that the security holder is a record holder of the Company’s securities, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934;

●	the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

●	a description of the qualifications and background of the proposed director candidate and a representation that the proposed director candidate meets applicable independence requirements;

●	a description of any arrangements or understandings between the security holder and the proposed director candidate; and

●	the consent of the proposed director candidate to be named in the proxy statement relating to the Company’s annual meeting of stockholders and to serve as a director if elected at such annual meeting.

Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board or other persons, as described above and as set forth in its written charter.

Board Leadership Structure and Role in Risk Oversight

The positions of our chairman of the Board and chief executive officer are separated. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the Board to lead our Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as our Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. This leadership structure also is preferred by a significant number of our stockholders. Our Board believes its administration of its risk oversight function has not affected its leadership structure.

Although our bylaws do not require our chairman and chief executive officer positions to be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other reports filed with the SEC. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full Board, which has responsibility for general oversight of risks.

Our Board will satisfy this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our Company. Our Board believes that full and open communication between management and our Board is essential for effective risk management and oversight.

Stockholder Communications

The Board will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. Absent unusual circumstances or as contemplated by committee charters, and subject to advice from legal counsel, our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries of such communications to the Board as he considers appropriate.

Communications from stockholders will be forwarded to all directors if they relate to important substantive matters or if they include suggestions or comments that the Secretary considers to be important for the Board to know. Communication relating to corporate governance and corporate strategy are more likely to be forwarded to the Board than communications regarding personal grievances, ordinary business matters, and matters as to which we tend to receive repetitive or duplicative communications.

Stockholders who wish to send communications to the Board should address such communications to: The Board of Directors, Provention Bio, Inc., P.O. Box 666, Oldwick, NJ 08858, Attention: Secretary.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to our culture of honesty and accountability. We have established a means for individuals to report a violation or suspected violation of the Code of Business Conduct and Ethics anonymously, including those violations relating to accounting, internal controls or auditing matters, and federal securities laws. Our Code of Business Conduct and Ethics is publicly available on our website at www.proventionbio.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

Limitation of Directors’ Liability and Indemnification

The Delaware General Corporation Law (the “DGCL”) authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and officers whereby we have agreed to indemnify those directors and officers to the fullest extent permitted by law, including indemnification against expenses and liabilities incurred in legal proceedings to which the director or officer was, or is threatened to be made, a party by reason of the fact that such director or officer is or was a director, officer, employee or agent of the Company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, the best interests of the Company.

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative related to their board role with us.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2019, except Anthony DiGiandomenico was delinquent in filing a Form 4 report in December 2019. Such filing has been made as of the time of filing this proxy statement.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation awarded to or earned by our chief executive officer, chief financial officer and the two most highly-compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2019 and 2018. The persons listed in the following table are referred to herein as the “named executive officers.” We had no other executive officers in 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Ashleigh Palmer	2019	500,000	140,000	3,308,260	11,200	3,959,460
Chief Executive Officer	2018	425,000	147,500	-	11,000	583,500
Andrew Drechsler	2019	390,000	109,200	3,308,260	11,200	3,818,660
Chief Financial Officer	2018	360,000	128,000	-	11,000	499,000
Francisco Leon	2019	425,000	102,000	3,308,260	11,200	3,846,460
Chief Scientific Officer	2018	395,000	158,500	-	11,000	564,500
Eleanor Ramos	2019	425,000	144,500	3,308,260	11,200	3,888,960
Chief Medical Officer	2018	395,000	128,625	-	11,000	534,625

(1)	Represents the aggregate grant date fair value for grants made in 2019 and 2018 computed in accordance with FASB ASC Topic 718. This calculation assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in note 10 to our financial statements included in our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2020.
(2)	The compensation included in the “All Other Compensation” column for 2019 and 2018 includes matching contributions that we made under our 401(k) plan of $11,200 and $11,000, respectively for Mr. Palmer, Mr. Drechsler, Dr. Leon, and Dr. Ramos.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The material terms of each named executive officer’s employment agreement or arrangement are described below.

The base salary and target annual incentive bonus for each of our named executives for our fiscal year ended December 31, 2019, is listed in the table below:

Name	2019 Base Salary	2019 Target Incentive Bonus
Ashleigh Palmer	$500,000	40%
Andrew Drechsler	$390,000	40%
Francisco Leon	$425,000	40%
Eleanor Ramos	$425,000	40%

Ashleigh Palmer

In April 2017, we entered into an employment agreement with Ashleigh Palmer, our co-founder and President and Chief Executive Officer, for an initial term ending on April 25, 2020 unless earlier terminated. Compensation under the agreement included an annual salary of $425,000, with annual review and adjustment at the discretion of the compensation committee or the board of directors, a signing bonus of $35,000, and an annual incentive bonus of 25% of annual salary based on the achievement of our corporate objectives and the executive’s individual objectives, in each case as established by the compensation committee or the board. In 2019, Mr. Palmer’s salary was increased by the Board of Directors to $500,000, with an annual incentive bonus target of 40%. In January 2020, the Board of Directors, after performing a peer company review, approved an additional increase to Mr. Palmer’s salary to $595,000, with an annual incentive bonus of 50%. The agreement also provided for the grant of stock options to purchase shares of our common stock. The agreement may be terminated by us without cause or by the executive for good reason, each as defined in the agreement, in which case, among other things and subject to certain requirements of the agreement, the executive would be entitled severance in the amount of 12 months of base salary and accelerated vesting for equity awards that would have vested within 12 months of the expiration date; provided that, in the event of a termination by us without cause or by the executive for good reason within 24 months following a change in control of the company, as defined in the agreement, the executive will be entitled to 18 months of severance and accelerated equity awards vesting of 18 months.

Andrew Drechsler

In September 2017, we entered into an employment agreement with Andrew Drechsler, our Chief Financial Officer. Compensation under the agreement included an annual salary of $360,000, with annual review and adjustment at the discretion of the compensation committee or the board of directors, and an annual incentive bonus of 25% of annual salary based on the achievement of our corporate objectives and the executive’s individual objectives, in each case as established by the compensation committee or the board. In 2019, Mr. Drechsler’s salary was increased by the Compensation Committee to $390,000, with an annual incentive bonus target of 40%. In January 2020, the Compensation Committee, after performing a peer company review, approved an additional increase to Mr. Drechsler’s salary to $425,000, with an annual incentive bonus target of 40%. The agreement also provided for the grant of stock options to purchase shares of our common stock. The agreement may be terminated by us without cause or by the executive for good reason, each as defined in the agreement, in which case, among other things and subject to certain requirements of the agreement, the executive would be entitled severance in the amount of nine months of base salary and accelerated vesting for equity awards that would have vested within six months of the termination date; provided that, in the event of a termination by us without cause or by the executive for good reason within 24 months following a change in control of the company, as defined in the agreement, the executive will be entitled to nine months of severance and accelerated vesting for equity awards that would have vested within 12 months of the termination date.

Francisco Leon

In April 2017, we entered into a consulting and employment agreement with Francisco Leon, our co-founder and Chief Scientific Officer, for an initial term ending on April 25, 2020 unless earlier terminated. Compensation under the agreement included a monthly consulting fee of $15,000 through September 30, 2017, the period during which the executive served as a consultant to us, and an annual salary of $395,000 commencing October 1, 2017, when the executive ceased to be a consultant and commenced his employment as Chief Scientific Officer, with annual review and adjustment at the discretion of the compensation committee or the board of directors, a signing bonus of $35,000, and an annual incentive bonus of 25% of annual salary based on the achievement of our corporate objectives and the executive’s individual objectives, in each case as established by the compensation committee or the board. In 2019, Mr. Leon’s salary was increased by the Compensation Committee to $425,000, with an annual incentive bonus target of 40%. In January 2020, the Compensation Committee, after performing a peer company review, approved an additional increase to Mr. Leon’s salary to $435,000, with an annual incentive bonus target of 40%. The agreement also provided for the grant of stock options to purchase shares of the Company’s common stock. The agreement may be terminated by us without cause or by the executive for good reason, each as defined in the agreement, in which case, among other things and subject to certain requirements of the agreement, the executive would be entitled severance in the amount of 12 months of base salary and accelerated vesting for equity awards that would have vested within 12 months of the termination date; provided that, in the event of a termination by us without cause or by the executive for good reason within 24 months following a change in control of the company, as defined in the agreement, the executive will be entitled to 18 months of severance and accelerated equity awards vesting of 18 months.

Eleanor Ramos

In June 2017, we entered into an employment agreement with Eleanor Ramos, our Chief Medical Officer, for an initial term ending on July 1, 2020 unless earlier terminated. Compensation under the agreement included an annual salary of $395,000, with annual review and adjustment at the discretion of the compensation committee or the board of directors, and an annual incentive bonus of 25% of annual salary based on the achievement of our corporate objectives and the executive’s individual objectives, in each case as established by the compensation committee or the board. In 2019, Dr. Ramos’s salary was increased by the Compensation Committee to $425,000, with an annual incentive bonus target of 40%. In January 2020, the Compensation Committee, after performing a peer company review, approved an additional increase to Dr. Ramos’s salary to $435,000, with an annual incentive bonus target of 40%. The agreement also provided for the grant of stock options to purchase shares of our common stock. The agreement may be terminated by us without cause or by the executive for good reason, each as defined in the agreement, in which case, among other things and subject to certain requirements of the agreement, the executive would be entitled severance in the amount of six months of base salary and accelerated vesting for equity awards that would have vested within six months of the termination date; provided that, in the event of a termination by us without cause or by the executive for good reason within 24 months following a change in control of the company, as defined in the agreement, the executive will be entitled to nine months of severance and accelerated equity award vesting of 12 months.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2019

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexerised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Ashleigh Palmer	338,575	203,145	(1)	2.50	4/25/2027
Chief Executive Officer	-	400,000	(4)	12.54	6/24/2029
Andrew Drechsler	342,118	189,602	(2)	2.50	9/11/2027
Chief Financial Officer	-	400,000	(4)	12.54	6/24/2029
Francisco Leon	338,575	203,145	(1)	2.50	4/25/2027
Chief Scientific Officer	-	400,000	(4)	12.54	6/24/2029
Eleanor Ramos	352,118	189,602	(3)	2.50	9/11/2027
Chief Medical Officer	-	400,000	(4)	12.54	6/24/2029

(1)	These options vest in eight equal semi-annual installments beginning in October 2017 and ending in April 2021.

(2)	Forty percent of these options will vest in four equal annual installments beginning in September 2018 and ending in September 2022. Sixty percent of these options will vest upon the achievement of certain performance-based milestones.

(3)	Forty percent of these options will vest in four equal annual installments beginning in July 2018 and ending in July 2022. Sixty percent of these options will vest upon the achievement of certain performance-based milestones.

(4)	Forty percent of these options will vest in four equal annual installments beginning in June 2020 and ending in June 2023. Sixty percent of these options will vest upon the achievement of certain performance-based milestones.

Compensation of Directors

Non-Employee Director Compensation Policy

Our director compensation policy provides for the following cash compensation to our non-employee directors:

●	each non-employee director receives an annual base fee of $35,000;

●	our chairman of the board of directors receives an annual fee of $30,000;

●	our chairman of our audit committee receives an annual fee of $15,000; our chairman of our compensation committee receives an annual fee of $12,000; and our chairman of our nominating and governance committee receives an annual fee of $7,500.
●	other members of the audit committee, compensation committee and nominating and governance committee receive an annual fee of $7,500, $6,000 and $5,000, respectively.

This policy provides for the following equity compensation to our non-employee directors:

●	upon appointment, each non-employee director receives an initial stock option grant to purchase shares of our common stock.

●	at each annual meeting, each non-employee director will receive an annual stock option grants to purchase shares of our common stock.

The initial stock option grants for each non-employee director vest in eight equal semi-annual installments over a four-year period. Annual stock options granted to our non-employee directors, subject to the director’s continued service on our board, vest, or will vest, over a one-year period through the earlier of the business day before the next annual meeting of stockholders or the first anniversary of the grant date, at which time they vest in full.

All cash fees under the director compensation policy are paid on a quarterly basis and no per meeting fees are paid. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

We will also continue to reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during 2019. A non-employee director is a director who is not employed by us and who does not receive compensation from us (other than for services as a director) or has a business relationship with us that would require disclosure under certain SEC rules. Mr. Palmer, our Chief Executive Officer and a member of our board of directors, did not receive any compensation from us during our fiscal year ended December 31, 2019 for his service as a director and is not included in the table below.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)

Jeffery Bluestone	24,167	378,010	(2)	-	402,177
Avery Catlin	55,250	191,116	(3)	-	246,366
Anthony DiGiandomenico	49,625	191,116	(3)	-	240,741
Sean Doherty	10,486	714,649	(4)	-	725,135
Wayne Pisano	58,208	191,116	(3)	-	249,324

(1)	Represents the aggregate grant date fair value for grants made in 2019 computed in accordance with FASB ASC Topic 718. This calculation assumes that the non-employee director will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in note 10 to the Company’s financial statements included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2020.
(2)	Includes Mr. Bluestone’s initial stock option grant to purchase 128,981 shares of the Company’s common stock upon commencement of his position as director in March 2019 and his annual director’s stock option grant in June 2019 to purchase 24,000 shares of the Company’s common stock.
(3)	Includes annual director’s stock option grant in June 2019 to purchase 24,000 shares of the Company’s common stock
(4)	Includes Mr. Doherty’s initial stock option grant to purchase 128,981 shares of the Company’s common stock upon commencement of his position as director in September 2019.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information as of April 1, 2020 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) each of the named executive officers; (iii) the current executive officers; (iv) all of the current executive officers and directors as a group; and (v) each person, or group of persons known by us based on reports filed with the SEC, who beneficially own more than five percent (5%) of the outstanding shares of our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our common stock issuable under options that are exercisable on or within 60 days after April 1, 2020 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executives Officer, Executive Officers and Directors
Ashleigh Palmer (1)	2,969,290	6.2%
Francisco Leon (2)	2,969,740	6.2%
Eleanor Ramos (3)	414,118	**
Andrew Drechsler (4)	358,368	**
Jason Hoitt (5)	4,500	**
Jeff Bluestone (6)	63,571	**
Avery Catlin (7)	92,368	**
Anthony DiGiandomenico (8)	593,080	1.2%
Sean Doherty (9)	16,123	**
Wayne Pisano (10)	79,868	**
All Executive Officers and Directors as a group (10 persons) (11)	7,561,026	15.3%
5% Stockholders
Entities affiliated with Perceptive Advisors LLC (12)	2,921,574	6.1%
Christopher A. Marlett (13)	2,567,505	5.4%
Amgen, Inc. (14)	2,500,000	5.2%

(*)	Unless otherwise indicated, the address is c/o Provention Bio, Inc., P.O. Box 666, Oldwick, NJ 08858.
(**)	Less than 1%.

(1)	Consists of (i) 2,563,000 shares of common stock and (ii) 406,290 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(2)	Consists of (i) 2,563,450 shares of common stock and (ii) 406,290 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(3)	Consists of (i) 62,000 shares of common stock and (ii) 352,118 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(4)	Consists of (i) 16,250 shares of common stock and (ii) 342,118 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(5)	Consists of (i) 4,500 shares of common stock.
(6)	Consists of (i) 7,325 shares of common stock and (ii) 56,246 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(7)	Consists of (i) 20,000 shares of common stock and (ii) 72,368 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(8)	Consists of (i) 520,712 shares of common stock and (ii) 72,368 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(9)	Consists of (i) 16,123 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(10)	Consists of (i) 7,500 shares of common stock and (ii) 72,368 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.
(11)	Consists of (i) 5,764,737 shares of common stock and (ii) 1,796,289 shares of common stock underlying options exercisable as of April 1, 2020 or will become exercisable within 60 days after such date.

(12)	All information regarding entities affiliated with Perceptive Advisors LLC is based on information disclosed in a statement on Schedule 13G filed with the SEC on February 18, 2020. The address for the report person is 51 Astor Place, 10th Floor, New York, NY 10003.
(13)

All information regarding Christopher A. Marlett is based on information disclosed in a statement on Schedule 13D/A filed with the SEC on December 18, 2019. Mr. Marlett has sole voting and dispositive power of 2,567,505 shares of our common stock. 1,287,353 shares of common stock are held through MDB Capital Group, LLC, of which he is the Chief Executive Officer and managing member and include 274,289 shares of common stock issuable under warrants issued on April 25, 2017, which expire April 25, 2022, and 764,648 shares of common stock issuable under warrants issued on July 19, 2018, which expire July 14, 2023. 1,280,152 shares of our common stock are held through the Christopher A. Marlett Living Trust, of which he is the sole trustee. The address for the reporting person is 2425 Cedar Springs Road, Dallas, TX 75201.

(14)	All information regarding Amgen, Inc. is based on information disclosed in a statement on Schedule 13G filed with the SEC on September 25, 2019. The address for the reporting person is One Amgen Center Drive, Thousand Oaks, California 91320.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($/share)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,893,751	$6.33	937,154
Equity compensation plans not approved by security holders	—	—	—
Total	5,893,751	$6.33	937,154

(1)	Includes our Amended and Restated 2017 stock incentive plan. As described in Note 10 to our financial statements included in our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2020, the Plan includes provisions for an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing until, and including, the fiscal year ending December 31, 2028, with such annual increase to be equal to (1) the difference between (x) 18% of the total shares of the Company’s common stock outstanding, on a fully diluted basis, on December 31st of the preceding calendar year, and (y) the total number of shares of the Company’s common stock reserved under the Plan on December 31st of such preceding calendar year or (2) an amount less than this calculated increase as determined by the board of directors. In connection with the evergreen provisions of the Plan, the number of shares available for issuance under the Plan was increased by 3,000,000 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2020.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since the beginning of fiscal year 2018, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation”.

2018 Initial Public Offering

In July 2018, MDB served as the underwriter for our IPO and we paid MDB cash underwriters’ fees and expenses of $3.6 million. Further, we issued to MDB underwriter warrants to purchase 1,596,956 shares of our common stock. The warrants are exercisable, beginning July 3, 2019 for five years at $5.00 per share, of which 1,569,893 warrants were outstanding as of December 31, 2019. As of December 31, 2019, MDB and affiliated parties beneficially owned approximately 5.4% of our common stock and one employee of MDB, Mr. DiGiandomenico, is currently a director of the Company.

Tolerance Therapeutics

In connection with our Asset Purchase Agreement with MacroGenics, we made payments of approximately $0.3 million to Tolerance Therapeutics, Inc. during the year ended December 31, 2018. Dr. Bluestone, who serves on our board of directors, is a majority stockholder in Tolerance Therapeutics, Inc.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Director Independence

Our common stock is listed on The Nasdaq Global Select Market. Under the rules of The Nasdaq Global Select Market, independent directors must comprise a majority of our Board. In addition, the rules of The Nasdaq Global Select Market require that all the members of such committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Compensation committee members must also satisfy the independence criteria established by The Nasdaq Global Select Market in accordance with Rule 10C-1 under the Exchange Act. Under the rules of The Nasdaq Global Select Market, a director will only qualify as an “independent director” if, among other qualifications, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based on information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Avery Catlin, Anthony DiGiandomenico, Sean Doherty and Wayne Pisano do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of The Nasdaq Global Select Market and the SEC.

In making this determination, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence.

In performing its review, the Board found Dr. Bluestone not to be independent as defined under these rules. In connection with the Company’s Asset Purchase Agreement with MacroGenics, the Company made payments of approximately $0.3 million to Tolerance Therapeutics, Inc. during the year ended December 31, 2018. Dr. Bluestone is a majority stockholder in Tolerance Therapeutics, Inc. The Company did not make any payments to Tolerance Therapeutics Inc. during the year ended December 31, 2019.

ITEM 14. Principal Accounting Fees and Services

The following table summarizes the fees for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2019	2018
Audit Fees	$244,360	$283,700
All Other Fees	—	—
Total Fees	$244,360	$283,700

Audit Fees

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and reviews of our quarterly interim financial statements, and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees for reviews of registration statements.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining EisnerAmper LLP’s independence and has determined that such services for fiscal years 2019 and 2018 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required by Public Company Accounting Oversight Board Auditing Standard No. 1301 Communications with Audit Committees, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audit financial statements be included in our Annual Report on Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See accompanying index to Financial Statements.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in this Amendment No. 1 on Form 10-K/A and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: April 8, 2020	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal Executive Officer), Director	April 8, 2020
Ashleigh Palmer

/s/ Andrew Drechsler	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	April 8, 2020
Andrew Drechsler

/s/ Jeffrey Bluestone	Director	April 8, 2020
Jeffrey Bluestone

/s/ Avery Catlin	Director	April 8, 2020
Avery Catlin

/s/ Anthony DiGiandomenico	Director	April 8, 2020
Anthony DiGiandomenico

/s/ Sean Doherty	Director	April 8, 2020
Sean Doherty

/s/ Wayne Pisano	Director	April 8, 2020
Wayne Pisano

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

E-1