Form 10-Q
period 2020-03-31
Provention Bio, Inc.
filed 2020-05-07
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	PRVB	The Nasdaq Global Select Market

As of the close of business on May 4, 2020, 47,744,882 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are in various stages of clinical development or still in preclinical development;

●	our ability to obtain, or delays in obtaining, regulatory approval from the US Food and Drug Administration (FDA), the European Medicines Agency (EMA), and other regulatory authorities for our product candidates, such as PRV-031 in the At-Risk indication, including due to insufficient clinical data, requirements to demonstrate the comparability of our current third party manufacturing process with that of previous manufacturing processes by other companies, and the complexity of the review process by the FDA;

●	failure to maintain regulatory approval for our product candidates, if received;

●

our, or that of our third-party manufacturers, ability to manufacture Good Manufacturing Practice (GMP) batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

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
●

the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic on our ability to recruit candidates for clinical trials or to raise capital to support the development and commercialization of our product candidates;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$37,142	$39,165
Marketable securities	39,487	46,208
Prepaid expenses and other current assets	1,488	623
Total assets	$78,117	$85,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,536	$1,775
Accrued expenses	3,367	2,065
Total current liabilities	6,903	3,840

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 47,712,636 issued and outstanding at March 31, 2020; 47,658,361 share issued and oustanding at December 31, 2019	5	5
Additional paid-in capital	162,642	161,212
Accumulated other comprehensive income	210	—
Accumulated deficit	(91,643)	(79,061)
Total stockholders’ equity	71,214	82,156
Total liabilities, preferred stock and stockholders’ equity	$78,117	$85,996

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$9,090	$10,022
General and administrative	3,775	1,237
Total operating expenses	12,865	11,259

Loss from operations	(12,865)	(11,259)
Interest income	283	287
Loss before income tax benefit	(12,582)	(10,972)
Income tax benefit	—	—
Net loss	$(12,582)	$(10,972)

Net loss per common share, basic and diluted	$(0.26)	$(0.29)
Weighted average common shares outstanding, basic and diluted	47,699	37,362

Net Loss	$(12,582)	$(10,972)
Other comprehensive income:
Unrealized gain on marketable securities	210	—
Total comprehensive loss	$(12,372)	$(10,972)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at January 1, 2020	47,658	$5	$161,212	$—	$(79,061)	$82,156
Stock-based compensation	—	—	1,236	—	—	1,236
Issuance of common stock in connection with stock option exercises	55	—	194	—	—	194
Unrealized gain on marketable securities, net of tax	—	—	—	210	—	210
Net loss	—	—	—	—	(12,582)	(12,582)
Balance at March 31, 2020	47,713	$5	$162,642	$210	$(91,643)	$71,214

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at January 1, 2019	37,362	$4	$95,430	$—	$(35,776)	$59,658
Stock-based compensation	—	—	244	—	—	244
Net loss	—	—	—	—	(10,972)	(10,972)
Balance at March 31, 2019	37,362	$4	$95,674	$—	$(46,748)	$48,930

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(12,582)	$(10,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,236	244
Amortization of premium and discounts on marketable securities	1	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(865)	2,292
Accounts payable	1,761	211
Accrued interest recievable	(21)	—
Accrued expenses	1,302	892
Net cash used in operating activities	(9,168)	(7,333)

Investing activities
Purchase of marketable securities	(9,049)	—
Maturities of marketable securities	16,000	—
Net cash provided by in investing activities	6,951	—

Financing activities
Proceeds from issuance of common stock	194	—
Net cash provided by financing activities	194	—

Net decrease in cash and cash equivalents	(2,023)	(7,333)
Cash and cash equivalents at beginning of period	39,165	58,539
Cash and cash equivalents at end of period	$37,142	$51,206

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

Basis of Presentation

The accompanying unaudited financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2019, as filed with the SEC on March 12, 2020 and as amended on Form 10-K/A, and filed with the SEC on April 8, 2020.

In the opinion of management, the unaudited financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2020, the Company had an accumulated deficit of $91.6 million. To date, the Company has not generated any revenues and has financed its operations primarily through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, its initial public offering (“IPO”) in July 2018, and an underwritten public offering and concurrent private placement in September 2019.

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

Based on the Company’s business plans, management believes that its cash, cash equivalents and marketable securities on hand at March 31, 2020 are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

Cash, cash equivalents and concentration of credit risk

The Company considers only those investments which are highly liquid, readily convertible to cash, or that mature within 90 days from the date of purchase to be cash equivalents. Marketable securities are those investments with original maturities in excess of 90 days. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly-rated financial institutions.

Marketable securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of March 31, 2020, the Company had no available for sale securities in an unrealized loss position.

The Company’s available for sale securities are solely invested in U.S. Treasury and U.S. Government Agency securities.

Financial instruments

Cash, cash equivalents and marketable securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments.

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency. Expenses denominated in foreign currencies are translated at the exchange rate on the date the expense is incurred. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in the Statements of Comprehensive Loss. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company’s financial statements.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or statements of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 (Financial Instruments - Credit Losses), while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this ASU had no impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. Effective January 1, 2020, the Company adopted ASU 2018-13. The adoption had no impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Effective January 1, 2020, the Company adopted ASU 2018-15. The adoption had no impact on the Company’s financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which clarifies the interaction between the guidance for collaborative arrangements (Topic 808) and the new revenue recognition standard (Topic 606). Effective January 1, 2020, the Company adopted ASU 2018-18. The adoption had no impact on the Company’s financial statements and related disclosures.

4. CAPITALIZATION

As of March 31, 2020, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 47,712,636 shares were issued and outstanding. In addition, as of March 31, 2020, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which, none were issued and outstanding.

As of December 31, 2019, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 47,658,361 shares were issued and outstanding. In addition, as of December 31, 2019, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2020 and December 31, 2019 was $37.1 million and $39.2 million, respectively, and included cash, investments in money market funds, and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $39.5 million and $46.2 million at March 31, 2020 and December 31, 2019, respectively. These available for sale securities consisted solely of U.S. Treasury securities and U.S Government Agency bonds. At March 31, 2020, the Company held available for sale securities of $39.5 million with expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of March 31, 2020, the Company had no available for sale securities in an unrealized loss position. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$37,269	$209	$—	$37,478
U.S. Government Agency securities	2,008	1	—	2,009
Total	$39,277	$210	$—	$39,487

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$46,208	$—	$—	$46,208
Total	$46,208	$—	$—	$46,208

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three months ended March 31, 2020 and 2019, respectively were as follows:

	Three months ended March 31,
	2020	2019

Beginning Balance	$—	$—
Current period changes in fair value before reclassifications, net of tax	210	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—
Other comprehensive income (loss)	210	—
Balance as of March 31, 2020	$210	$—

6. LICENSE AND OTHER AGREEMENTS

In May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (T1D). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a Biologics License Application (“BLA”) in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. The Company has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company is assuming pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

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

As of March 31, 2020, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of March 31, 2020, the Company has not achieved any milestones that would trigger payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which the Company currently expects will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of March 31, 2020, the Company had paid Intravacc a total of approximately 8.0 million euros, or approximately $9.4 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527. and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of March 31, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options and warrants have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Net loss	$(12,582)	$(10,972)

Weighted average shares of common stock outstanding - basic and diluted	47,699	37,362
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.29)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2020	2019

Stock options	6,674	3,975
Warrants	2,125	4,588

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019

Accrued research and development costs	$2,536	$1,700
Accrued compensation	427	54
Accrued professional fees	220	221
Other accrued liabilities	184	90
Total accrued expenses	$3,367	$2,065

9. FAIR VALUE OF ASSETS AND LIABILITIES

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	March 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$37,142	$—	$—	$37,142
Investments in U.S. Treasury securities[2]	$37,478	$—	$—	$37,478
Investments in U.S. Government agency bonds[2]	$—	$2,009	$—	$2,009

	December 31, 2019
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$39,165	$—	$—	$39,165
Investments in U.S. Treasury securities[2]	$46,208	$—	$—	$46,208

1 Cash and cash equivalents primarily include investments in money market funds and U.S. Treasury securities with maturity dates within 90 days from the purchase date

2 Investments in U.S. Treasury and U.S. Governmental Agency securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of March 31, 2020, there were options to purchase an aggregate of 6,674,476 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,000,000 shares, as determined by the board of directors under the provisions described below, effective as of January 1, 2020. As of March 31, 2020, there were 3,102,154 shares available for future grants.

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

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended March 31,
	2020	2019

General and administrative	$713	$144
Research and development	523	100
Total share-based compensation expense	$1,236	$244

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

A summary of option activity for the three months ended March 31, 2020 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$—
Granted	835	$12.80
Exercised	(55)	$3.57
Outstanding at Match 31, 2020	6,674	$7.16	8.5 years	$23,531
Exercisable at March 31, 2020	2,012	$2.75	7.5 years	$13,003

The weighted average grant-date fair value of options granted during the three months ended March 31, 2020 was $8.28 per share. As of March 31, 2020, there were approximately 1,737,000 unvested options subject to performance-based vesting criteria with approximately $11.7 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of March 31, 2020, there were approximately 2,925,000 unvested options outstanding subject to time-based vesting with approximately $12.8 million of unrecognized compensation expense which will be recognized over a period of 3.3 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended March 31,
	2020	2019

Cash proceeds from options exercised	$194	$—
Aggregate intrinsic value of options exercised	309	—

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three months ended March 31,
	2020	2019

Exercise Price	$12.80	$2.26
Expected volatility	72%	66%
Expected dividends	—	—
Expected term (in years)	6.2	6.6
Risk-free interest rate	1.31%	2.41%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. As of March 31, 2020, there were 554,675 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term.

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

The Company estimated the fair value of the warrants issued to MDB to be $1.90 per share, approximately $3.0 million in the aggregate, which was recorded as a cost of the IPO. The MDB warrants were evaluated under ASC 480 and ASC 815 and the Company determined that equity classification was appropriate. As of March 31, 2020, there were 1,569,893 warrants outstanding related to the IPO.

12. SUBSEQUENT EVENTS

In April 2020, the Company received net proceeds of $0.5 million from the sale of its 2018 New Jersey state net operating losses (“NOLs”) through the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Impact of COVID-19 on our Business

We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, it is too early to predict what the long-term impact this pandemic, and the associated economic downturn, will have on our business. We have experienced some level of disruption to two of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed type 1 diabetes (T1D) into our global Phase 3 PROTECT study teplizumab. In addition, we, with our partner Amgen, decided that we will now start our PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease in the third quarter of 2020 instead in the second quarter of 2020. Our rolling BLA submission for teplizumab in the At-risk indication has been initiated and is currently on track to be finalized upon completion of the CMC module by the end of 2020.

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable and if we never achieve profitability.

We have not generated any revenue to date and through March 31, 2020, and we had an accumulated deficit of $91.6 million. We have financed our operations through a private offering of Series A Convertible Redeemable Preferred Stock in April 2017, our initial public offering (IPO), in July 2018 and our underwritten public offering and concurrent private placement, which closed in September 2019.

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

Recent Company Developments

Clinical Development & Safety

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

In March 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL (PRV-3279 EVAluation In Lupus) study, which evaluated PRV-3279 in 16 healthy volunteers.

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

In November 2019, we completed a Type B multidisciplinary meeting with the FDA to discuss the proposed contents of a BLA for PRV-031 (teplizumab) for the prevention or delay of T1D in individuals at-risk of developing T1D. In April 2020, we announced the initiation of the rolling submission of the Company’s BLA to the FDA and we are targeting completion of the submission in the fourth quarter of 2020. Based on official FDA meeting minutes, we do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission.

In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed type 1 diabetes (T1D) into our global Phase 3 PROTECT study teplizumab. This pause was taken out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees and contractors at this critical juncture in the collective global efforts to combat the COVID-19 pandemic. Patients that were undergoing study therapy were allowed to complete their course, as recommended by the PROTECT study’s Data Safety Monitoring Board, which was recently expanded to include infectious diseases expertise.

In addition, we recently initiated a Phase 2 open-label extension study of the NIH-sponsored At-Risk (TN-10) T1D study. The purpose of this study is to evaluate the safety and tolerability of a single 12-day course of teplizumab treatment, administered intravenously to participants in the NIH-sponsored trial who have developed clinical type 1 diabetes and are able to start teplizumab treatment within 1 year of diagnosis.

PRV-015 (anti-interleukin 15)

In April 2020, we, with our partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease and enable patients to comply fully with COVID-19 pandemic states of emergency and social isolation, we will stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled.

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

Our “predict” and “preempt” therapeutic approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●	PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and for delaying and/or preventing disease progression in individuals at risk of developing clinical stage T1D. PRV-031 has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. PRV-031 was also granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA in October 2019 for the delay or prevention of T1D;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and damage to intestinal cells that leads to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015: a human anti-interleukin 15 (IL-15), mAb for the treatment of gluten-free diet non-responsive celiac disease (NRCD), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells (APCs), to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D
At-Risk Indication – for the delay or prevention of clinical T1D in individuals at-risk of developing the disease

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

In April 2020, we initiated the non-clinical module of the rolling submission of our BLA to the FDA and expect to submit the clinical module in the third quarter of 2020 and the CMC module (the completion of the submission) in the fourth quarter of 2020.

Newly Diagnosed Indication – for the delay or prevention of clinical T1D in individuals diagnosed with early onset T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with newly diagnosed type one diabetes. The first patient was dosed in the second quarter of 2019.

In March 2020, in connection with the COVID-19 pandemic, we announced a temporary pause in the randomization of patients with newly diagnosed type 1 diabetes (T1D) into the PROTECT study.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to commence a first-in-human safety study in the second half of 2020. We expect to report top-line first-in-human data in 2021.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy.	We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.	We expect to commence the phase 2a portion of the PREVAIL study in first half of 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We designed a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and completed additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the third quarter of 2020.
PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease.	We announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527 in 93 patients with moderate-to-severe Crohn’s disease. In December 2019, Janssen declined its option to buy back PRV-6527.	We expect to engage with third parties for the potential sublicense of PRV-6527.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations (CROs), that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations (CMOs), on our behalf. Our development efforts from inception through March 31, 2020, were principally related to the acquisition and development of our programs detailed in the Pipeline description immediately above.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, commercial and finance and accounting functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We anticipate that we will incur increased general and administrative expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. In addition, we expect that our general and administrative expenses will increase in the future as a result of the build out of our commercial organization.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$9,090	$10,022	$(932)
General and administrative	3,775	1,237	2,538
Total operating expenses	12,865	11,259	1,606
Loss from operations	(12,865)	(11,259)	1,606
Interest income	283	287	(4)
Loss before income tax benefit	(12,582)	(10,972)	1,610
Income tax benefit	—	—	—
Net loss	$(12,582)	$(10,972)	$1,610

Net loss per common share, basic and diluted	$(0.26)	$(0.29)
Weighted average common shares outstanding, basic and diluted	47,699	37,362

Research and Development Expenses

Research and development expenses were $9.1 million for the three months ended March 31, 2020, a decrease of $0.9 million, compared to $10.0 million for the three months ended March 31, 2019. The decrease related primarily to a decrease in clinical development expenses for the PRINCE study (PRV-6527) and PULSE study (PRV-300), which were completed in 2019, as well as lower development expenses for PRV-101. This decrease was offset by increased manufacturing and BLA submission costs for our PRV-031 program. Research and development expenses for the three months ended March 31, 2020 and 2019 included $1.7 million and $0.9 million, respectively, in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2020, an increase of $2.6 million, compared to $1.2 million for the three months ended March 31, 2019. General and administrative expenses primarily included $1.3 million in professional fees and legal expenses, $1.4 million in personnel costs, including stock-based compensation, and approximately $0.7 million in insurance and other costs associated with being a public company. The increase in 2020 relates primarily to the build out of our corporate and pre-commercial infrastructure. General and administrative expenses were $1.2 million for the three months ended March 31, 2019 and were primarily comprised of $0.4 million in professional fees and legal expenses, $0.4 million in personnel costs, including stock-based compensation and approximately $0.3 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.3 million for each of the three-month periods ending March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $76.6 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least 12 months from the issuance of these financial statements.

We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We plan to raise additional capital through equity offerings, debt, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements in 2020 and beyond will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including the PROTECT clinical trial, which commenced in April 2019, manufacturing activities, costs related to our BLA submission in the At-Risk indication and costs to build out our commercial infrastructure. Other factors include costs related to our planned Phase 2b clinical study of PRV-015 and our continued development efforts for PRV-101.

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

Cash Flows

As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling $76.6 million. We currently have invested our cash and cash equivalents in money market funds.

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,168)	$(7,333)
Investing activities	6,951	—
Financing activities	194	—
Net change in cash and cash equivalents	$(2,023)	$(7,333)

Cash Flows from Operating Activities

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2020 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-3279 and PRV-015, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Our working capital was $71.2 million as of March 31, 2020.

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527 and PRV-300 and development activities for PRV-101.

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.0 million for the three months ended March 31, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $16.0 million offset by purchases of marketable securities totaling $9.0 million.

There was no cash used in or provided by investing activities for the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million and primarily related to cash received from stock option exercises.

There was no cash used in or provided by financing activities for the three months ended March 31, 2019.

Commitments and Contractual Obligations

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable upon approval of a BLA in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we are assuming pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of March 31, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of March 31, 2020, we have not achieved any milestones that would trigger payments to Vactech.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent coxsackie virus B vaccine (CVB), including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we currently expect will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of March 31, 2020, we have paid Intravacc a total of approximately 8.0 million euros, or approximately $9.4 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of March 31, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019. See Note 6 – License and Other Agreements for further details. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of March 31, 2020, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). See Item 1 – Business, Recent Developments for the announcement of top-line results of the PRINCE study. In December 2019, Janssen declined its option to buy back the rights to PRV-6527. and as such, all rights will remain with us. We will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of March 31, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

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

The table below presents a summary of our contractual obligations as of March 31, 2020:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase Obligations (1)	$3,025	$3,025	$—	$—	$—
Total (2)	$3,025	$3,025	$—	$—	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported in our statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation, accrued expenses and equity-classified warrants. The accounting policies discussed below are considered critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 3 to our Financial Statements— Summary of Significant Accounting Policies.

Research and Development

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our development functions, and other internal operating expenses, the cost of clinical studies, and the cost of our drug candidates for clinical study. In addition, research and development expenses include payments to third parties for the development and manufacturing of our product candidates and the estimated fair value for the issuance of equity for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations that design, gain approval for and conduct clinical trials on our behalf. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three months ended March 31,
	2020	2019

Exercise Price	$12.80	$2.26
Expected volatility	72%	66%
Expected dividends	—	—
Expected term (in years)	6.2	6.6
Risk-free interest rate	1.31%	2.41%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. The expected term for options granted to non-employees is equal to the contractual term of the awards.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statement of Comprehensive Loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020 and as amended on Form 10-K/A and filed with the SEC on April 8, 2020. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2019.

The recent outbreak of the novel coronavirus 2019 (COVID-19) has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trial plans and timelines.

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions we have temporarily paused the enrollment and randomization of new patients with newly diagnosed type 1 diabetes (T1D) into our global Phase 3 PROTECT study teplizumab. Also, we, with our partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we will stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues.

The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-224801), which was filed with the Securities and Exchange Commission (SEC), on May 9, 2018 and amended subsequently and declared effective on July 3, 2018, and Form S-1MEF (File No. 333-226198), which was filed with the SEC on July 16, 2018 and was effective on filing with the SEC. These registration statements, collectively, registered a maximum offering amount of $65.5 million of our common stock in connection with our IPO, pursuant to which we sold 15,969,563 shares of common stock to the public at a price of $4.00 per share. The IPO closed on July 19, 2018, generating net proceeds of approximately $59.3 million after deducting underwriting commissions of approximately $3.7 million and other offering expenses of $0.8 million payable by us. The offering terminated before all of the securities registered on the registration statements had been sold.

MDB Capital Group, LLC acted as sole book-running manager for the offering. Dougherty & Company LLC acted as qualified independent underwriter for the offering. Anthony DiGiandomenico, a member of our board of directors, is a co-founder of MDB.

As of March 31, 2020, we have used approximately $55.5 million of the net offering proceeds primarily to fund ongoing development activities for PRV-031, PRV-6527, PRV-300, PRV-101, PRV-3279 and for working capital and other general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing investments in U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

May 7, 2020

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

