Form 10-K/A
period 2019-12-31
Provention Bio, Inc.
filed 2020-08-06
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

On April 1, 2020, there were 47,712,636 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of Provention Bio, Inc. filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020, as amended by Amendment No. 1 to the 2019 Annual Report filed with the SEC on April 8, 2020. In this Amendment No. 2, unless the context indicates otherwise, the designations “Provention Bio,” the “Company,” “we,” “us” or “our” refer to Provention Bio, Inc.

This Amendment No. 2 is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K in the introductory portion of paragraph 4, inadvertently omitted by the Company when previously filed. This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index, signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment No. 2. Because no financial statements are included with this Amendment, paragraph 3 of such certifications has been omitted.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 2 does not reflect events occurring after the March 12, 2020 filing of the 2019 Annual Report or modify or update the disclosure contained in the 2019 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with the 2019 Annual Report and our other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: August 6, 2020	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal Executive Officer), Director	August 6, 2020
Ashleigh Palmer

/s/ Andrew Drechsler	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	August 6, 2020
Andrew Drechsler

/s/ Jeffrey Bluestone	Director	August 6, 2020
Jeffrey Bluestone

/s/ Avery Catlin	Director	August 6, 2020
Avery Catlin

/s/ Sean Doherty	Director	August 6, 2020
Sean Doherty

/s/ Wayne Pisano	Director	August 6, 2020
Wayne Pisano

/s/ Nancy Wysenski	Director	August 6, 2020
Nancy Wysenski

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).