Form 10-Q/A
period 2020-03-31
Provention Bio, Inc.
filed 2020-08-06
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Provention Bio, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K in the introductory portion of paragraph 4, inadvertently omitted by the Company when previously filed. This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index, signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to this Amendment. Because no financial statements are included with this Amendment, paragraph 3 of such certifications has been omitted.

Except for the foregoing, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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