Form 10-Q
period 2020-06-30
Provention Bio, Inc.
filed 2020-08-06
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	PRVB	The Nasdaq Global Select Market

As of the close of business on August 3, 2020, 56,280,086 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended June 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our lack of operating history;

●	the expectation that we will incur operating losses for the foreseeable future;

●	our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;

●	our dependence on our product candidates, which are in various stages of clinical development or still in preclinical development;

●	the potential safety and efficacy of our product candidates in target patient populations and their commercial potential;

●

our ability to obtain, or potential delays in obtaining, regulatory approval from the US Food and Drug Administration (FDA), the European Medicines Agency (EMA), and other regulatory authorities for our product candidates, such as PRV-031 in the At-Risk indication, including the potential impact of insufficient clinical data, requirements to demonstrate the comparability of our current third party manufacturing process with that of previous manufacturing processes by other companies, and the complexity of the review process by the FDA;

●	failure to maintain regulatory approval for our product candidates, if received;

●	our, or that of our third-party manufacturers, ability to manufacture Good Manufacturing Practice (GMP) batches of our product candidates as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of our product candidates;

●	our ability to attract and retain key executives and medical, scientific and commercial personnel;

●	our ability to complete required clinical trials for our product candidates;

●	our ability to build a commercial organization, including sales and marketing, and successfully commercialize our product candidates if we obtain regulatory approval;

●	our dependence on third-parties to manufacture our product candidates;

●	our reliance on third-party contract research organizations (CROs) to conduct our clinical trials, including those in the U.S. and internationally;

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic on our ability to recruit candidates for clinical trials or to raise capital to support the development and commercialization of our product candidates;

●	our ability to maintain or protect the validity of our licensed patents and other intellectual property;

●	our ability to internally develop new inventions and intellectual property;

●	our ability to compete within the market for our product candidates, if approved;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support organizational and business growth.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtain this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$145,887	$39,165
Marketable securities	26,268	46,208
Prepaid expenses and other current assets	3,600	623
Total assets	$175,755	$85,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,828	$1,775
Accrued expenses	4,151	2,065
Total current liabilities	11,979	3,840

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 56,215,596 shares issued and outstanding at June 30, 2020; 47,658,361 shares issued and outstanding at December 31, 2019	6	5
Additional paid-in capital	277,437	161,212
Accumulated other comprehensive income	98	—
Accumulated deficit	(113,765)	(79,061)
Total stockholders’ equity	163,776	82,156
Total liabilities, preferred stock and stockholders’ equity	$175,755	$85,996

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,032	$10,550	$24,122	$20,572
General and administrative	7,764	1,707	11,539	2,944
Total operating expenses	22,796	12,257	35,661	23,516

Loss from operations	(22,796)	(12,257)	(35,661)	(23,516)
Interest income	151	253	434	540
Loss before income tax benefit	(22,645)	(12,004)	(35,227)	(22,976)
Income tax benefit	523	—	523	—
Net loss	$(22,122)	$(12,004)	(34,704)	(22,976)

Net loss per common share, basic and diluted	$(0.45)	$(0.32)	$(0.72)	$(0.61)
Weighted average common shares outstanding, basic and diluted	49,199	37,363	48,449	37,362

Net loss	$(22,122)	$(12,004)	$(34,704)	$(22,976)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(112)	—	98	—
Total comprehensive loss	$(22,234)	$(12,004)	$(34,606)	$(22,976)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at January 1, 2020	47,658	$5	$161,212	$—	$(79,061)	$82,156
Stock-based compensation	—	—	1,236	—	—	1,236
Issuance of common stock in connection with stock option exercises	55	—	194	—	—	194
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	210	—	210
Net loss	—	—	—	—	(12,582)	(12,582)
Balance at March 31, 2020	47,713	$5	$162,642	$210	$(91,643)	$71,214
Stock-based compensation	—	—	1,277	—	—	1,277
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	130	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	58	—	380	—	—	380
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at June 30, 2020	56,216	$6	$277,437	$98	$(113,765)	$163,776

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at January 1, 2019	37,362	$4	$95,430	$—	$(35,776)	$59,658
Stock-based compensation	—	—	244	—	—	244
Net loss	—	—	—	—	(10,972)	(10,972)
Balance at March 31, 2019	37,362	$4	$95,674	$—	$(46,748)	$48,930
Stock-based compensation	—	—	461	—	—	461
Issuance of common stock in connection with stock option exercises	8	—	21	—	—	21
Net loss	—	—	—	—	(12,004)	(12,004)
Balance at June 30, 2019	37,370	$4	$96,156	$—	$(58,752)	$37,408

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(34,704)	$(22,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,513	705
Amortization of premium and discounts on marketable securities	44	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,977)	1,803
Accounts payable	6,053	3,233
Accrued interest receivable	43	—
Accrued expenses	2,086	(66)
Net cash used in operating activities	(26,942)	(17,301)

Investing activities
Purchase of marketable securities	(9,049)	—
Maturities of marketable securities	29,000	—
Net cash provided by investing activities	19,951	—

Financing activities
Proceeds from underwritten public offering, net	103,270	—
Proceeds from at-the-market stock sales, net	9,869	—
Proceeds from stock option exercises	574	21
Net cash provided by financing activities	113,713	21

Net increase (decrease) in cash and cash equivalents	106,722	(17,280)
Cash and cash equivalents at beginning of period	39,165	58,539
Cash and cash equivalents at end of period	$145,887	$41,259

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 Condensed Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2019, as filed with the SEC on March 12, 2020, as amended by Amendment No. 1 on Form 10-K/A, and filed with the SEC on April 8, 2020 and as further amended by Amendment No. 2 on Form 10-K/A, and filed with the SEC on August 6, 2020.

In the opinion of management, the unaudited financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2020, the Company had an accumulated deficit of $113.8 million. To date, the Company has not generated any revenues and has financed its operations primarily through equity offerings.

In April 2017, the Company completed its private placement of Series A Convertible Redeemable Preferred Stock (the “Series A Offering”). The Company issued an aggregate 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. The Company received net proceeds of $26.7 million.

In July 2018, the Company issued and sold an aggregate of 15,969,563 shares of common stock in its initial public offering (“IPO”) at a public offering price of $4.00 per share. In connection with the IPO, the Company issued to MDB Capital Group, LLC (“MDB”), the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of Common Stock at an exercise price of $5.00 per share. The Company received net proceeds from the IPO of $59.3 million, after deducting underwriting discounts and commissions of approximately $3.7 million and other offering expenses of approximately $0.8 million. Upon the closing of the IPO, all of the Company’s shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 11,381,999 shares of common stock. In addition, the warrants issued in connection with the Series A Convertible Redeemable Preferred Stock also converted to warrants for the purchase of 558,740 shares of the Company’s common stock.

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

In August 2019, the Company established an at-the-market (“ATM”) program through which the Company may sell, from time to time at its sole discretion, up to $50 million of shares of its common stock. The Company has sold 725,495 shares of common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program, all of which occurred during the quarter ended June 30, 2020.

In June 2020, the Company completed an underwritten public offering in which it sold 7,590,000 shares of common stock at a public offering price of $14.50 per share. The 7,590,000 shares sold included the full exercise of the underwriters’ option to purchase 990,000 shares at a price of $14.50 per share. The Company received net proceeds from the underwritten public offering of $103.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.2 million.

The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances, the development of its administrative and commercial organization and pre-commercial activities for PRV-031. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company intends to raise capital through public or private equity or debt financings. The sale of equity and other securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s existing shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned operations.

Based on the Company’s business plans, management believes that its cash, cash equivalents and marketable securities on hand at June 30, 2020 are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of June 30, 2020, the Company had no available for sale securities in an unrealized loss position.

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

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Statements of Comprehensive Loss.

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

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact on the Company’s financial statements and related disclosures as the Company did not have any lease agreements at the time of adoption. See Note 13 – Subsequent Events for disclosure of a lease the Company entered into in July 2020.

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

4. CAPITALIZATION

As of June 30, 2020, the Company had authorized 100,000,000 shares of Common Stock, $0.0001 par value per share, of which 56,215,596 shares were issued and outstanding. In addition, as of June 30, 2020, the Company had authorized 25,000,000 shares of Preferred Stock, $0.0001 par value per share, of which, none were issued and outstanding.

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

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2020 and December 31, 2019 were $145.9 million and $39.2 million, respectively, and included cash, investments in money market funds, and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $26.3 million and $46.2 million at June 30, 2020 and December 31, 2019, respectively. These available for sale securities consisted solely of U.S. Treasury securities and U.S Government Agency bonds and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of June 30, 2020, the Company had no available for sale securities in an unrealized loss position. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$25,166	$98	$—	$25,264
U.S. Government Agency securities	1,004	—	—	1,004
Total	$26,170	$98	$—	$26,268

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$46,208	$—	$—	$46,208
Total	$46,208	$—	$—	$46,208

The Company’s available for sale securities are reported at fair value on the Company’s Balance Sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the statements of comprehensive income (loss). The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Beginning balance	$210	$—	$—	$—
Current period changes in fair value before reclassifications, net of tax	(112)	—	98	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	(112)	—	98	—
Balance as of June 30, 2020	$98	$—	$98	$—

6. LICENSE AND OTHER AGREEMENTS

In May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (T1D). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a Biologics License Application (“BLA”) in the United States, which could occur in 2021. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. The Company has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements the Company assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031.

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

As of June 30, 2020, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of June 30, 2020, the Company has not achieved any milestones that would trigger payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which the Company currently expects will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2020, the Company had paid Intravacc a total of approximately 9.0 million euros, or approximately $10.5 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted the Company exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of June 30, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(22,122)	$(12,004)	$(34,704)	$(22,976)

Weighted average shares of common stock outstanding - basic and diluted	49,199	37,363	48,449	37,362
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.32)	$(0.72)	$(0.61)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Stock options	6,846	5,768	6,846	5,768
Warrants	1,972	4,588	1,972	4,588

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019

Accrued research and development costs	$1,747	$1,700
Accrued pre-commercial costs	1,089	—
Accrued compensation	739	54
Accrued professional fees	514	221
Other accrued liabilities	62	90
Total accrued expenses	$4,151	$2,065

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	June 30, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$145,887	$—	$—	$145,887
Investments in U.S. Treasury securities[2]	$25,264	$—	$—	$25,264
Investments in U.S. Government Agency securities[2]	$—	$1,004	$—	$1,004

	December 31, 2019
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$39,165	$—	$—	$39,165
Investments in U.S. Treasury securities[2]	$46,208	$—	$—	$46,208

1	Cash and cash equivalents primarily include investments in money market funds and U.S. Treasury securities with maturity dates within 90 days from the purchase date
2	Investments in U.S. Treasury and U.S. Government Agency securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of June 30, 2020, there were options to purchase an aggregate of 6,846,220 shares of Common Stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,000,000 shares, as determined by the board of directors under the provisions described below, effective as of January 1, 2020. As of June 30, 2020, there were 2,872,664 shares available for future grants.

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

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

General and administrative	$848	$184	$1,561	$329
Research and development	429	277	952	376
Total share-based compensation expense	$1,277	$461	$2,513	$705

Option activity

The Company grants options with service-based vesting requirements as well as options with performance-based vesting requirements. Generally, the service-based requirements vest over a four-year period in multiple tranches. Each tranche of the performance-based component vests upon the achievement of a specific milestone. These milestones are related to the Company’s clinical trials, manufacturing activities, regulatory activities, commercial activities and certain other performance metrics.

A summary of option activity for the six months ended June 30, 2020 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$—
Granted	1,189	$13.09
Exercised	(113)	$5.12
Forfeited or expired	(124)	$5.23
Outstanding at June 30, 2020	6,846	$7.54	8.3 years	$45,648
Exercisable at June 30, 2020	2,482	$3.92	7.4 years	$25,304

The weighted average grant-date fair value of options granted during the six months ended June 30, 2020 was $8.48 per share. As of June 30, 2020, there were approximately 1,999,000 unvested options subject to performance-based vesting criteria with approximately $13.9 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of June 30, 2020, there were approximately 2,365,000 unvested options outstanding subject to time-based vesting with approximately $12.2 million of unrecognized compensation expense which will be recognized over a period of 3.2 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Cash proceeds from options exercised	$380	$21	$574	$21
Aggregate intrinsic value of options exercised	323	81	953	81

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019

Exercise price	$13.09	$10.45
Expected volatility	73%	72%
Expected dividends	—	—
Expected term (in years)	6.2	6.3
Risk-free interest rate	1.05%	1.94%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. In June 2020, certain warrant holders from the Series A offering elected to exercise warrants for an aggregate of 153,000 shares on a cashless basis, resulting in the Company’s net issuance of 129,719 shares. As of June 30, 2020, a total of 157,065 warrants have been exercised on a cashless basis and there were 401,675 warrants outstanding related to the Series A Offering.

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

The Company estimated the fair value of the warrants issued to MDB to be $1.90 per share, approximately $3.0 million in the aggregate, which was recorded as a cost of the IPO. The MDB warrants were evaluated under ASC 480 and ASC 815 and the Company determined that equity classification was appropriate. Through June 30, 2020, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 27,063 shares on a cashless basis, resulting in the Company’s net issuance of 15,746 shares. As of June 30, 2020, there were 1,569,893 warrants outstanding related to the IPO.

12. INCOME TAXES

The Company recorded a benefit from state income taxes of approximately $0.5 million for the three and six months ended June 30, 2020. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (‘NOLs”) that resulted from the Company’s sale of approximately $6.8 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $0.5 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

On March 27, 2020, the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act is not expected to have a material impact on its income tax positions.

13. SUBSEQUENT EVENTS

In July 2020, the Company entered into an agreement to lease its new corporate headquarters in Red Bank, NJ, for which the initial lease term expires 70 months from the lease commencement date, with base annual lease payments of approximately $0.2 million. Upon commencement of the lease, which is anticipated to occur in the second half of 2020, the lease will be accounted for as an operating lease. The Company is still evaluating the impact of this lease on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020, as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Impact of COVID-19 on our Business

We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, it is too early to predict what the long-term impact this pandemic, and the associated economic downturn, will have on our business. We have experienced some level of disruption to two of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis. We expect that a majority of sites will be actively enrolling patients by the end of the third quarter of 2020, subject to potential additional COVID-19 related interruptions and other local conditions. In addition, we, with our partner Amgen, decided that we will now start our PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease in the third quarter of 2020 instead of in the second quarter of 2020. Our rolling BLA submission for teplizumab in the At-risk indication has been initiated and is currently on track to be finalized upon completion of the CMC module in the fourth quarter of 2020.

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable and if we never achieve profitability.

We have not generated any revenue to date and through June 30, 2020, and we had an accumulated deficit of $113.8 million. We have financed our operations primarily through equity offerings.

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

In August 2019, we established an ATM program through which we may sell, from time to time at our sole discretion, up to $50.0 million of shares of its common stock. We have sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program, all of which occurred during the quarter ended June 30, 2020.

In June 2020, we completed an underwritten public offering in which we sold 7,590,000 shares of common stock at a public offering price of $14.50 per share. The 7,590,000 shares sold included the full exercise of the underwriters’ option to purchase 990,000 shares at a price of $14.50 per share. We received net proceeds from the underwritten public offering of $103.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.2 million.

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

Recent Company Developments

Clinical Development & Safety

PRV-031 (teplizumab, anti-CD3 mAb)

On June 15, 2020, we announced new data from the “At-Risk” TN-10 Study which demonstrated that a single 14-day course of our lead drug candidate, teplizumab (PRV-031), significantly delayed the onset of clinical T1D, as compared to placebo, by a median of three years in at-risk patients. These new data from the “At-Risk” TN-10 Study added one year to the two-year median delay that was previously observed.

The “At-Risk” TN-10 Study, a pivotal Phase 2 clinical trial, conducted at TrialNet sites and sponsored by NIDDK, part of the National Institute of Health, or NIH, evaluated teplizumab for the delay of clinical T1D in at-risk patients. At-risk was defined by the presence of two or more T1D-related autoantibodies and dysglycemia (abnormal glucose metabolism). Seventy-six subjects were enrolled, ages 8 to 49, with 72 percent under the age of 18, and randomized to receive a single course of either teplizumab or placebo. Subjects were followed in a blinded fashion until a minimum 40 subjects developed clinical T1D, and then indefinitely after the analysis of the primary data.

The trial results showed the median time to clinical diagnosis of T1D after one course of teplizumab was approximately five years (an improvement of 12 months from previously published data) compared to approximately two years for the placebo group (unchanged from previously published data). Nearly half of those treated with teplizumab are estimated to be free of clinical T1D at five years. The hazard ratio was 0.457 or a 54 percent reduction in risk of developing clinical T1D (p=0.01).

In addition, teplizumab treatment was associated with a greater on-study C-peptide (p=0.009), a measure of a persons’ own insulin production, compared to placebo. For both groups, C-peptide area under the curve (AUC) mean slopes preceding study entry were similar and declining. In the placebo group, this decline continued over the 6 months after study entry. By contrast, the teplizumab-treated group showed an increased C-peptide AUC over this period (p=0.02 relative to study entry).

Mechanistically, the association between the expansion of partially exhausted CD8 T cells and the delay of clinical T1D conferred by teplizumab, previously described in newly diagnosed T1D patients, was also confirmed in subjects at-risk. C-peptide levels at 3, 6 and 18 months post-teplizumab administration correlated with the levels of exhausted CD8+ T cells in the circulation (p=0.01 vs placebo). Subjects with the highest increase (top quartile) in exhausted CD8 T cells had no progression to clinical T1D in the period of observation of the study (p=0.005 vs placebo). Finally, inflammatory cytokines IFN-gamma and TNF-alpha were lower in the exhausted CD8 T cells in teplizumab vs placebo-treated subjects (p<0.0001).

In summary, while no additional safety signals have been noted, the results showed that teplizumab’s effect on delaying the onset of clinical T1D was not only consistent from previous analyses, but was durable and now extended to a median of at least three years.

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

In April 2020, we announced the initiation of the rolling submission of the Company’s BLA to the FDA and we are targeting completion of the submission in the fourth quarter of 2020. We had previously completed a Type B multidisciplinary meeting with the FDA to discuss the proposed contents of a BLA for PRV-031 (teplizumab) for the prevention or delay of T1D in individuals at-risk of developing T1D. Based on official FDA meeting minutes, we do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission.

In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study teplizumab. This pause was taken out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees and contractors at this critical juncture in the collective global efforts to combat the COVID-19 pandemic. Patients that were undergoing study therapy were allowed to complete their course, as recommended by the PROTECT study’s Data Safety Monitoring Board, which was recently expanded to include infectious diseases expertise. In June 2020, we resumed enrollment on a country by country, site by site basis based upon review of local COVID-19 infection rates and the site’s ability to maintain the safety of participants.

In addition, in March 2020 we initiated a Phase 2 open-label extension study of the NIH-sponsored At-Risk (TN-10) T1D study. The purpose of this study is to evaluate the safety and tolerability of a single 12-day course of teplizumab treatment, administered intravenously to participants in the NIH-sponsored trial who have developed clinical type 1 diabetes and are able to start teplizumab treatment within 1 year of diagnosis.

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

Based on the results, we plan to commence the Phase 2a portion of the PREVAIL study in lupus patients in the first half of 2021.

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

Our “predict” and “preempt” therapeutic development approach is to intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline includes:

●	PRV-031: a humanized, anti-CD3 mAb for the interception of T1D in pediatric patients with newly-diagnosed T1D and for delaying and/or preventing disease progression in individuals at risk of developing clinical stage T1D. PRV-031 has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. PRV-031 was also granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA in October 2019 for the delay or prevention of T1D;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and damage to intestinal cells that leads to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (SLE) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015: a human anti-interleukin 15 (IL-15), mAb for the treatment of gluten-free diet non-responsive celiac disease (NRCD), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells (APCs), to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease. We are not actively developing PRV-6527.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

At-Risk Indication – for the delay or prevention of clinical T1D in individuals at-risk of developing the disease

In June 2020, extended follow-up data from the At-Risk Study was announced which showed that a single 14-day course of teplizumab significantly delayed the onset of T1D in At-Risk patients by a median of approximately three years compared to the placebo. This data added one year to the two-year median delay that was previously reported at the American Diabetes Association meeting in June 2019 and published in the New England Journal of Medicine

In August 2019, the FDA granted BTD to PRV-031 for the delay or prevention of clinical T1D in individuals at-risk of developing the disease.

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

In March 2020, in connection with the COVID-19 pandemic, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into the PROTECT study.

In June 2020, we resumed enrollment of the PROTECT study on a country by country, site by site basis. We now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any potential COVID-19 related interruptions.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to commence a first-in-human safety study in the second half of 2020. We expect to report top-line first-in-human data in 2021.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy.	We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.	We expect to commence a phase 2a study in first half of 2021.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	We designed a Phase 2b clinical trial (the PROACTIVE trial) in celiac patients with gluten-free diet non-responsive celiac disease and completed additional chronic toxicology studies to support this trial as needed.	We expect to commence the Phase 2b PROACTIVE study in the third quarter of 2020.

PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease.	We announced top-line results from our Phase 2a clinical trial (the PRINCE study), which evaluated PRV-6527 in 93 patients with moderate-to-severe Crohn’s disease. In December 2019, Janssen declined its option to buy back PRV-6527.	We are not actively developing PRV-6527. We expect to engage with third parties for the potential sublicense of PRV-6527.

We intend to leverage our distinctive competences and drug development strategy; advance our carefully selected portfolio of product candidates; in-license or acquire additional targeted development assets and apply our disease interception and prevention approach to multiple autoimmune and immune-mediated inflammatory diseases.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) and other consultants, that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations (CMOs) and other consultants, on our behalf. Our development efforts from inception through June 30, 2020, were principally related to the acquisition and development of our programs detailed in the pipeline description immediately above.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, pre-commercial and finance and accounting functions. General and administrative expenses also include professional fees for marketing and other pre-commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase significantly in the future as a result of the build out of our commercial organization and pre-commercial activities for PRV-031.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,	Three Months Ended June 30,	Increase
	2020	2019	(Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$15,032	$10,550	$4,482
General and administrative	7,764	1,707	6,057
Total operating expenses	22,796	12,257	10,539
Loss from operations	(22,796)	(12,257)	10,539
Interest income	151	253	(102)
Loss before income tax benefit	(22,645)	(12,004)	10,641
Income tax benefit	523	—	523
Net loss	$(22,122)	$(12,004)	$10,118

Net loss per common share, basic and diluted	$(0.45)	$(0.32)
Weighted average common shares outstanding, basic and diluted	49,199	37,363

Research and Development Expenses

Research and development expenses were $15.0 million for the three months ended June 30, 2020, an increase of $4.5 million, compared to $10.5 million for the three months ended June 30, 2019. The increase related primarily to increased manufacturing and BLA submission costs for our PRV-031 program and start-up costs for our PRV-015 program, offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527) and PULSE study (PRV-300), which were completed in 2019 and the PROTECT study (PRV-031), which was paused in March 2020 due to the COVID-19 pandemic. See the status of the PROTECT study in the description of our pipeline on page 25. Specifically, during the three months ended June 30, 2020, we incurred $7.5 million in manufacturing costs for PRV-031, including production costs for GMP and process performance qualification (PPQ) batches of drug supply and drug product. During the three months ended June 30, 2019, manufacturing costs for PRV-031 were $0.3 million. Research and development expenses for the three months ended June 30, 2020 and 2019 also included $1.7 million and $1.5 million, respectively, in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2020, an increase of $6.1 million, compared to $1.7 million for the three months ended June 30, 2019. General and administrative expenses for the three months ended June 30, 2020 and June 30, 2019 were comprised of the following:

	Three Months Ended June 30,	Three Months Ended June 30,	Increase
	2020	2019	(Decrease)
	(in thousands)
Pre-commercial expenses	$4,939	$—	$4,939
General and administrative expenses	2,825	1,707	1,118
Total general and administrative expenses	$7,764	$1,707	$6,057

Pre-commercial expenses were $4.9 million for the three months ended June 30, 2020 and primarily consisted of $4.3 million in costs of pre-commercial activities for PRV-031 and $0.6 million in personnel costs, including stock-based compensation. There were no pre-commercial expenses during the three months ended June 30, 2019.

General and administrative expenses were $2.8 million for the three months ended June 30, 2020 and primarily consisted of $1.4 million in personnel costs, including stock-based compensation, $1.0 million in professional fees and legal expenses and approximately $0.4 million in insurance and other costs associated with being a public company. General and administrative expenses were $1.7 million for the three months ended June 30, 2019 and were primarily comprised of $0.7 million in personnel costs, including stock-based compensation, $0.5 million in professional fees and legal expenses and approximately $0.4 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.2 million during the three months ended June 30, 2020, compared to $0.3 million during the three months ended June 30, 2019. The decrease in interest income during the three months ended June 30, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million during the three months ended June 30, 2020, which related to proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,	Six Months Ended June 30,	Increase
	2020	2019	(Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$24,122	$20,572	$3,550
General and administrative	11,539	2,944	8,595
Total operating expenses	35,661	23,516	12,145
Loss from operations	(35,661)	(23,516)	12,145
Interest income	434	540	(106)
Loss before income tax benefit	(35,227)	(22,976)	12,251
Income tax benefit	523	—	523
Net loss	$(34,704)	$(22,976)	$11,728

Net loss per common share, basic and diluted	$(0.72)	$(0.61)
Weighted average common shares outstanding, basic and diluted	48,449	37,362

Research and Development Expenses

Research and development expenses were $24.1 million for the six months ended June 30, 2020, an increase of $3.5 million, compared to $20.6 million for the six months ended June 30, 2019. The increase related primarily to increased costs for manufacturing and BLA submission costs for our PRV-031 program and start-up costs for our PRV-015 program, offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527) and PULSE study (PRV-300), which were completed in 2019 and the PROTECT study (PRV-031), which was paused in March 2020 due to the COVID-19 pandemic. See the status of the PROTECT study in the description of our pipeline on page 25. Specifically, during the six months ended June 30, 2020, we incurred $9.8 million in manufacturing costs for PRV-031, including production costs for GMP and PPQ batches of drug supply and drug product. During the three months ended June 30, 2019, manufacturing costs for PRV-031 were $1.4 million. Research and development expenses for the six months ended June 30, 2020 and 2019 also included $3.3 million and $2.4 million, respectively, in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $11.5 million for the six months ended June 30, 2020, an increase of $8.6 million, compared to $2.9 million for the six months ended June 30, 2019. General and administrative expenses for the six months ended June 30, 2020 and June 30, 2019 were comprised of the following:

	Six Months Ended June 30,	Six Months Ended June 30,	Increase
	2020	2019	(Decrease)
	(in thousands)
Pre-commercial expenses	$6,005	$—	$6,005
General and administrative expenses	5,534	2,944	2,590
Total general and administrative expenses	$11,539	$2,944	$8,595

Pre-commercial expenses were $6.0 million for the six months ended June 30, 2020 and primarily consisted of $4.9 million in costs of pre-commercial activities for PRV-031 and $1.1 million in personnel costs, including stock-based compensation. There were no pre-commercial expenses during the six months ended June 30, 2019.

General and administrative expenses were $5.5 million for the six months ended June 30, 2020 and primarily consisted of $2.7 million in personnel costs, including stock-based compensation, $1.7 million in professional fees and legal expenses and approximately $0.9 million in insurance and other costs associated with being a public company. General and administrative expenses were $2.9 million for the six months ended June 30, 2019 and were primarily comprised of $1.1 million in personnel costs, including stock-based compensation, $0.9 million in professional fees and legal expenses and approximately $0.7 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.4 million during the six months ended June 30, 2020, compared to $0.5 million during the six months ended June 30, 2019. The decrease in interest income during the six months ended June 30, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million during the six months ended June 30, 2020, which related to proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $172.2 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least 12 months from the issuance of these financial statements.

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

Our cash requirements in 2020 and beyond will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including the PROTECT clinical trial, which commenced in April 2019, manufacturing activities, costs related to our BLA submission in the At-Risk indication, costs to build out our commercial infrastructure and pre-commercial activities for PRV-031. Other factors include costs related to our planned Phase 2b clinical study of PRV-015 and our continued development efforts for PRV-101.

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

In August 2019, we entered into the Sales Agreement with SVB Leerink LLC (“SVBLeerink”) and Cantor Fitzgerald & Co. (“Cantor”) pursuant to which SVBLeerink and Cantor will serve as our sales agent to sell up to $50.0 million of shares of our common stock through an “at the market offering.” We have sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program, all of which occurred during the quarter ended June 30, 2020. As a result, up to $39.8 million of shares of our common stock remain available for sale under the ATM program.

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

In June 2020, we completed an underwritten public offering in which we sold 7,590,000 shares of common stock at a public offering price of $14.50 per share. The 7,590,000 shares sold included the full exercise of the underwriters’ option to purchase 990,000 shares at a price of $14.50 per share. We received net proceeds from the underwritten public offering of $103.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.2 million.

Cash Flows

As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling $172.2 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds, U.S. Treasury securities and U.S. Government Agency securities.

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,942)	$(17,301)
Investing activities	19,951	—
Financing activities	113,713	21
Net change in cash and cash equivalents	$106,722	$(17,280)

Cash Flows from Operating Activities

Net cash used in operating activities was $26.9 million for the six months ended June 30, 2020 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for PRV-031, clinical development activities for PRV-015, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Our working capital was $163.8 million as of June 30, 2020.

Net cash used in operating activities was $17.3 million for the six months ended June 30, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527, PRV-300, PRV-3279 and PRV-015, and development activities for PRV-101. Our working capital was $37.4 million as of June 30, 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities was $20.0 million for the six months ended June 30, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $29.0 million offset by purchases of marketable securities totaling $9.0 million.

There was no cash used in or provided by investing activities for the six months ended June 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $113.7 million and primarily related to net proceeds received from our underwritten public offering which closed in June 2020 of $103.3 million, net proceeds received from the sale of our common stock under our ATM program of $9.9 million, as well as cash received from stock option exercises during the period.

Net cash provided by financing activities was $21 thousand for the six months ended June 30, 2019 and related to proceeds from stock option exercises during the period.

Commitments and Contractual Obligations

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a BLA in the United States, which could occur in 2021. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we assumed pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of June 30, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (Vactech) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million common shares to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of June 30, 2020, we have not achieved any milestones that would trigger payments to Vactech.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period which we currently expect will last for approximately 24 to 30 months. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of June 30, 2020, we have paid Intravacc a total of approximately 9.0 million euros, or approximately $10.5 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement, but only with respect to the challenged patent. As of June 30, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen has agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019. See Note 6 – License and Other Agreements for further details. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales. If Amgen elects not to pay the $150.0 million milestone, AMG 714 rights will be transferred to us pursuant to a termination license agreement from Amgen and us. We will be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by us without cause (in which case the exclusive global rights to the technology will transfer back to Amgen) and by either party upon a material breach. The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention (or, our last obligation to make royalty payments to Amgen, if the program rights are transferred to us). As of June 30, 2020, we have not achieved any milestones that would trigger payments to Amgen under the Amgen Agreement.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with us. We will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of June 30, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

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

The table below presents a summary of our contractual obligations as of June 30, 2020:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$1,550	$1,550	$—	$—	$—
Total (2)	$1,550	$1,550	$—	$—	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

In July 2020, we entered into an agreement to lease our new corporate headquarters in Red Bank, NJ, for which the initial lease term expires 70 months from the lease commencement date, with base annual lease payments of approximately $0.2 million. Upon commencement of the lease, which is anticipated to occur in the second half of 2020, the lease will be accounted for as an operating lease. We are still evaluating the impact of this lease on our financial statements.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019

Exercise price	$13.09	$10.45
Expected volatility	73%	72%
Expected dividends	—	—
Expected term (in years)	6.2	6.3
Risk-free interest rate	1.05%	1.94%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2020, as amended by Amendment No. 1 on Form 10-K/A, and filed with the SEC on April 8, 2020 and as further amended on Amendment No. 2 on Form 10-K/A, and filed with the SEC on August 6, 2020. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2019.

The recent outbreak of the novel coronavirus 2019 (COVID-19) has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trial plans and timelines.

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions in March 2020 we temporarily paused the enrollment and randomization of new patients with newly diagnosed type 1 diabetes (T1D) into our global Phase 3 PROTECT study teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis. We expect that a majority of sites will be actively enrolling patients by the end of the third quarter of 2020, subject to potential additional COVID-19 related interruptions and other local conditions. Also, we, with our partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we will stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues.

The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

Commencing January 1, 2021, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Because, as of June 30, 2020, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing January 1, 2021. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

●	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	full disclosure obligations regarding executive compensation; and

●	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have incurred increased costs as a result of operating as a public company, and our management is now required to devote substantial time to additional compliance initiatives and corporate governance practices.

As a public company, and particularly commencing January 1, 2021 when we will no longer be an “emerging growth company” or a “smaller reporting company,” we do and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, commencing January 1, 2021, because we will no longer be an emerging growth company, we will be required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and potentially increase our efforts to assess and document the adequacy of our systems of internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal controls over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

MDB Capital Group, LLC acted as sole book-running manager for the offering. Dougherty & Company LLC acted as qualified independent underwriter for the offering. Anthony DiGiandomenico, a former member of our board of directors, is a co-founder of MDB.

As of June 30, 2020, we have used all of the net proceeds from our initial public offering to fund ongoing development activities for PRV-031, PRV-6527, PRV-300, PRV-101, PRV-3279, pre-commercial activities for PRV-031 and for working capital and other general corporate purposes. There was no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 17, 2018 pursuant to Rule 424(b) under the Securities Act.

We did not use any of the net proceeds from the offering to make payments by us, directly or indirectly, to any director or officer of ours (other than payment in the ordinary course of business of salaries and/or director fees) or to any of their associates, or to any persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than the underwriting commission paid to MDB Capital Group and underwriter warrants issued to MDB.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Employment Agreement, effective August 3, 2020, between the Company and Heidy Abreu King-Jones.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

August 6, 2020

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

