Form 10-Q
period 2020-09-30
Provention Bio, Inc.
filed 2020-11-05
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-38552

PROVENTION BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5245912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Broad Street, 2nd Floor Red Bank, New Jersey	07701
(Address of registrant’s principal executive offices)	(Zip code)

(908) 336-0360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchanged on Which Registered
Common Stock, $0.0001 par value per share	PRVB	The Nasdaq Global Select Market

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

As of the close of business on November 2, 2020, 56,487,891 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended September 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including, among others, statements regarding the impact of the ongoing COVID-19 pandemic on our business, the timing progress and success of our ongoing and planned clinical trials, the expected timing of regulatory review of our product candidates, and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements for at least the next 12 months, are forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtain industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$118,439	$39,165
Marketable securities	28,719	46,208
Prepaid expenses and other current assets	4,173	623
Total current assets	151,331	85,996

Fixed assets, net	352	—
Other assets	120	—
Total assets	$151,803	$85,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,105	$1,775
Accrued expenses	9,299	2,065
Total current liabilities	16,404	3,840

Commitments and Contingencies (Note 6)	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 56,487,891 shares issued and outstanding at September 30, 2020; 47,658,361 shares issued and outstanding at December 31, 2019	6	5
Additional paid-in capital	280,439	161,212
Accumulated other comprehensive income	20	—
Accumulated deficit	(145,066)	(79,061)
Total stockholders’ equity	135,399	82,156
Total liabilities and stockholders’ equity	$151,803	$85,996

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$21,657	$7,324	$45,779	$27,896
General and administrative	9,749	2,649	21,288	5,593
Total operating expenses	31,406	9,973	67,067	33,489

Loss from operations	(31,406)	(9,973)	(67,067)	(33,489)
Interest income	105	204	539	744
Loss before income tax benefit	(31,301)	(9,769)	(66,528)	(32,745)
Income tax benefit	—	—	523	—
Net loss	$(31,301)	$(9,769)	(66,005)	(32,745)

Net loss per common share, basic and diluted	$(0.56)	$(0.24)	$(1.29)	$(0.85)
Weighted average common shares outstanding, basic and diluted	56,339	40,512	51,098	38,424

Net loss	$(31,301)	$(9,769)	$(66,005)	$(32,745)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(78)	—	20	—
Total comprehensive loss	$(31,379)	$(9,769)	$(65,985)	$(32,745)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at June 30, 2020	56,216	$6	$277,437	$98	$(113,765)	$163,776
Stock-based compensation	—	—	2,715	—	—	2,715
Issuance of common stock in connection with stock option exercises	76	—	287	—	—	287
Issuance of common stock in connection with warrant exercises	196	—	—	—	—	—
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(31,301)	(31,301)
Balance at September 30, 2020	56,488	$6	$280,439	$20	$(145,066)	$135,399

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at June 30, 2019	37,370	$4	$96,156	$—	$(58,752)	$37,408
Stock-based compensation	—	—	923	—	—	923
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,750	1	42,650	—	—	42,651
Issuance of common stock in connection with private placement with Amgen	2,500	—	20,000	—	—	20,000
Issuance of common stock in connection with stock option exercises	51	—	198	—	—	198
Issuance of common stock in connection with warrant exercises	1,967	—	—	—	—	—
Net loss	—	—	—	—	(9,769)	(9,769)
Balance at September 30, 2019	47,638	$5	$159,927	$—	$(68,521)	$91,411

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Stock-based compensation	—	—	5,228	—	—	5,228
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with stock option exercises	189	—	861	—	—	861
Issuance of common stock in connection with warrant exercises	326	—	—	—	—	—
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	20	—	20
Net loss	—	—	—	—	(66,005)	(66,005)
Balance at September 30, 2020	56,488	$6	$280,439	$20	$(145,066)	$135,399

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	37,362	$4	$95,430	$—	$(35,776)	$59,658
Stock-based compensation	—	—	1,628	—	—	1,628
Issuance of common stock in connection with underwritten public offering, net of issuance costs	5,750	1	42,650	—	—	42,651
Issuance of common stock in connection with private placement with Amgen	2,500	—	20,000	—	—	20,000
Issuance of common stock in connection with stock option exercises	59	—	219	—	—	219
Issuance of common stock in connection with warrant exercises	1,967	—	—	—	—	—
Net loss	—	—	—	—	(32,745)	(32,745)
Balance at September 30, 2019	47,638	$5	$159,927	$—	$(68,521)	$91,411

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(66,005)	$(32,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,228	1,628
Amortization of premium and discounts on marketable securities	109	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,550)	1,707
Accounts payable	5,330	1,697
Accrued interest receivable	72	—
Accrued expenses	7,234	1,392
Other assets	(120)	—
Net cash used in operating activities	(51,702)	(26,321)

Investing activities
Purchase of marketable securities	(24,672)	—
Maturities of marketable securities	42,000	—
Purchase of fixed assets	(352)	—
Net cash provided by investing activities	16,976	—

Financing activities
Proceeds from underwritten public offering, net	103,270	42,651
Proceeds from private placement with Amgen	—	20,000
Proceeds from at-the-market stock sales, net	9,869	—
Proceeds from stock option exercises	861	219
Net cash provided by financing activities	114,000	62,870

Net increase in cash and cash equivalents	79,274	36,549
Cash and cash equivalents at beginning of period	39,165	58,539
Cash and cash equivalents at end of period	$118,439	$95,088

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company” or “Provention”) was incorporated on October 4, 2016 under the laws of the State of Delaware. The Company is a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches to intercept and prevent immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Basis of Presentation

The accompanying unaudited financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 Condensed Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2019, as filed with the SEC on March 12, 2020, as amended by Amendment No. 1 on Form 10-K/A, and filed with the SEC on April 8, 2020 and as further amended by Amendment No. 2 on Form 10-K/A, and filed with the SEC on August 6, 2020.

In the opinion of management, the unaudited financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2020, the Company had an accumulated deficit of $145.1 million. To date, the Company has not generated any revenues and has financed its operations primarily through equity offerings.

In April 2017, the Company completed its private placement of 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share (the “Series A Offering”). The Company received net proceeds of $26.7 million.

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

The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company may raise capital through public or private equity or debt financings. The sale of equity or other securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s existing shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned operations.

The Company’s cash requirements for the rest of 2020 and into 2021 will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including costs related to the Company’s BLA submission in the At-Risk indication, costs to build out the Company’s commercial infrastructure and pre-commercial activities for PRV-031, the PROTECT clinical trial, manufacturing activities for PRV-031 and any potential milestone payments that may become due upon a potential regulatory approval of PRV-031 by the FDA. Other factors include costs related to the Company’s recently initiated Phase 2b clinical study of PRV-015 and the Company’s continued development efforts for PRV-101.

Depending on the timing and outcome of the Company’s regulatory activities and the status of its plans to prepare for a potential regulatory approval of PRV-031 by the FDA in 2021, the Company may encounter near-term liquidity needs that could impact its cash runway over the next 12 months. If the Company does not obtain additional financing, or prudently manage its expenses, the Company’s financial condition, cash flows and results of operations could be materially and adversely affected.

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at September 30, 2020 are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly-rated financial institutions.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of September 30, 2020, the Company has not recognized any impairment or credit losses on its available for sale securities.

Financial instruments

Cash, cash equivalents and marketable securities are reflected in the accompanying financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments.

Fixed assets, net

Fixed assets, which consists primarily of leasehold improvements, furniture and fixtures, office equipment and certain clinical equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to seven years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.

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

Research and development expenses

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of the Company’s product candidate portfolio, including the following:

●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and other vendors and contract manufacturing organizations (“CMOs”) for the production of drug substance and drug product; and

●	employee-related expenses, including salaries, benefits and share-based compensation expense.

Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to certain of our collaborative partners.

All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

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

The Company bases its expense related to CROs and CMOs on its estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact on the Company’s financial statements and related disclosures as the Company did not have any lease agreements at the time of adoption. In July 2020, the Company entered into an agreement to lease its new corporate headquarters in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the rent commencement date, with base annual lease payments of approximately $0.2 million. Upon commencement of the lease, which occurred in October 2020, the lease will be accounted for as an operating lease. The Company currently estimates that the initial right-of-use asset (ROU) to be recorded on its balance sheets will be approximately $0.3 to $0.5 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 (Financial Instruments - Credit Losses), while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of this ASU had no impact on the Company’s financial statements and related disclosures.

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

4. CAPITALIZATION

As of September 30, 2020, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 56,487,891 shares were issued and outstanding. In addition, as of September 30, 2020, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which, none were issued and outstanding.

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

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2020 and December 31, 2019 were $118.4 million and $39.2 million, respectively, and included cash, investments in money market funds, and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $28.7 million and $46.2 million at September 30, 2020 and December 31, 2019, respectively. These available for sale securities consisted solely of U.S. Treasury securities and investment-grade corporate debt securities and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of September 30, 2020, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$13,112	$27	$—	$13,139
Corporate debt securities	15,587	—	(7)	15,580
Total	$28,699	$27	$(7)	$28,719

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$46,208	$—	$—	$46,208
Total	$46,208	$—	$—	$46,208

The Company’s available for sale securities are reported at fair value on the Company’s balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the Statements of Comprehensive Loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Beginning balance	$98	$—	$—	$—
Current period changes in fair value before reclassifications, net of tax	(78)	—	20	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	(78)	—	20	—
Balance as of September 30, 2020	$20	$—	$20	$—

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

In May 2018, the Company entered into a License Agreement with MacroGenics, Inc. (the “MacroGenics License Agreement”), pursuant to which MacroGenics, Inc. (“MacroGenics”) granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. The Company is obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may also be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that the Company challenges the validity of any licensed patent under the agreement.

As of September 30, 2020, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In November 2018, the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (NRCD). Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to the Company, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case we will have an option to negotiate for the transfer to the Company of rights to AMG 714 pursuant to a termination license agreement between Amgen and the Company. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, the Company would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if we are not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention. In September 2019, in a private placement completed concurrently with the Company’s underwritten public offering, Amgen purchased 2,500,000 shares of the Company’s common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (CVB) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & Development Expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of September 30, 2020, the Company has not achieved any milestones that would trigger payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2020, the Company had paid Intravacc a total of approximately 9.0 million euros, or approximately $10.5 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV (“Janssen”) granted the Company exclusive global rights to technology owned or controlled by Janssen Pharmaceutica NV for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of September 30, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement. The Company is not actively developing PRV-6527.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(31,301)	$(9,769)	$(66,005)	$(32,745)

Weighted average shares of common stock outstanding - basic and diluted	56,339	40,512	51,098	38,424
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.24)	$(1.29)	$(0.85)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Stock options	9,452	5,934	9,452	5,934
Warrants	1,705	2,125	1,705	2,125

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019

Accrued research and development costs	$5,725	$1,700
Accrued pre-commercial costs	1,604	—
Accrued compensation	1,235	54
Accrued professional fees	637	221
Other accrued liabilities	98	90
Total accrued expenses	$9,299	$2,065

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	September 30, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$118,439	$—	$—	$118,439
Investments in U.S. Treasury securities[2]	13,139	—	—	13,139
Investments in Corporate debt securities[2]	—	15,580	—	15,580

	December 31, 2019
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents [1]	$39,165	$—	$—	$39,165
Investments in U.S. Treasury securities [2]	46,208	—	—	46,208

[1]	Cash and cash equivalents primarily include investments in money market funds and U.S. Treasury securities with maturity dates within 90 days from the purchase date
[2]	Investments in U.S. Treasury and investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of September 30, 2020, there were options to purchase an aggregate of 9,452,394 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

In 2018, the Company amended and restated its 2017 Plan to, among other things, include an evergreen provision, which would automatically increase the number of shares available for issuance under the 2017 Plan in an amount equal to (1) the difference between (x) 18% of the total shares of the Company’s common stock outstanding, on a fully diluted basis, on December 31st of the preceding calendar year, and (y) the total number of shares of the Company’s common stock reserved under the 2017 Plan on December 31st of such preceding calendar year or (2) an amount less than this calculated increase as determined by the board of directors.

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 3,000,000 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2020. As of September 30, 2020, there were 190,333 shares available for future grants.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

General and administrative	$1,841	$545	$3,402	$874
Research and development	874	378	1,826	754
Total share-based compensation expense	$2,715	$923	$5,228	$1,628

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

A summary of option activity for the nine months ended September 30, 2020 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$—
Granted	3,871	$12.74
Exercised	(189)	$4.57
Forfeited or expired	(124)	$5.23
Outstanding at September 30, 2020	9,452	$9.00	8.6 years	$38,231
Exercisable at September 30, 2020	2,776	$4.31	7.3 years	$23,816

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2020 was $8.24 per share. As of September 30, 2020, there were approximately 2,720,000 unvested options subject to performance-based vesting criteria with approximately $20.0 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of September 30, 2020, there were approximately 3,956,000 unvested options outstanding subject to time-based vesting with approximately $25.3 million of unrecognized compensation expense which will be recognized over a period of 3.4 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cash proceeds from options exercised	$287	$198	$861	$219
Aggregate intrinsic value of options exercised	526	292	1,480	373

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended September 30,
	2020	2019

Exercise price	$12.74	$10.34
Expected volatility	74%	72%
Expected dividends	—	—
Expected term (in years)	6.2	6.3
Risk-free interest rate	0.59%	1.91%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. During the three and nine month periods ending September 30, 2020, certain warrant holders from the Series A offering elected to exercise warrants for an aggregate of 159,689 and 312,689 shares, respectively, on a cashless basis, resulting in the Company’s net issuance of 129,822 and 259,542 shares, respectively. As of September 30, 2020, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. During the three and nine month periods ending September 30, 2020, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 107,051 shares on a cashless basis, resulting in the Company’s net issuance of 66,316 shares. As of September 30, 2020, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. INCOME TAXES

In April 2020, the Company completed the sale of approximately $6.8 million of its New Jersey state net operating losses (“NOLs”) under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $0.5 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits. The Company recorded a benefit from state income taxes of $0.5 million, which represents the reversal of valuation allowances previously recorded against the Company’s New Jersey NOLs, and which is reflected in the Statement of Comprehensive Loss for the nine months ended September 30, 2020.

On March 27, 2020, the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act is not expected to have a material impact on its income tax positions.

13. SUBSEQUENT EVENTS

On October 29, 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company.

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

Overview

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable, if we never achieve profitability.

We have not generated any revenue to date and, through September 30, 2020, we had an accumulated deficit of $145.1 million. We have financed our operations primarily through equity offerings.

In April 2017, we completed a private placement of 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. We received net proceeds of $26.7 million.

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

In September 2019, we completed an underwritten public offering in which we sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, we sold 2,500,000 shares of common stock to Amgen, Inc. at the public offering price of $8.00 per share in a private placement pursuant to the terms of our License and Collaboration Agreement with Amgen Inc, dated as of November 5, 2018. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

In August 2019, we established an ATM program through which we may sell, from time to time at our sole discretion, up to $50.0 million of shares of our common stock. We have sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program as of September 30, 2020, all of which occurred during the quarter ended June 30, 2020. As a result, up to $39.8 million of shares of our common stock remain available for sale under the ATM program.

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

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch PRV-031, if we receive regulatory approval in the U.S. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

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

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, preventing the CVB-triggered autoimmune damage to pancreatic beta cells that progresses to T1D and damage to intestinal cells that leads to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of systemic lupus erythematosus (“SLE”) and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●

PRV-015: a human anti-interleukin 15 (IL-15), mAb for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-6527: an oral small molecule CSF-1R inhibitor targeting the differentiation and activation of antigen-presenting cells, to prevent chronic inflammatory responses and progression or relapse in Crohn’s disease. We are not actively developing PRV-6527.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
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

In October 2020, we completed the rolling submission of our BLA to the FDA. The FDA has 60 days to review the final submission to determine if the BLA is complete. If deemed complete, the submission will be considered acceptable for filing and review, and the FDA will set a PDUFA goal date.

Newly Diagnosed Indication – for the delay or prevention of clinical T1D in individuals diagnosed with early onset T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with newly diagnosed type one diabetes. The first patient was dosed in the second quarter of 2019.

In March 2020, in connection with the COVID-19 pandemic, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into the PROTECT study. In June 2020, we resumed enrollment of the PROTECT study on a country by country, site by site basis. As of September 30, 2020, all sites have been activated, with a majority of sites actively enrolling patients.

We now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions.
PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We are developing a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.	We expect to commence a first-in-human safety study in the fourth quarter of 2020. We expect to report top-line first-in-human data in 2021.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity biotherapeutics such as gene therapy.	We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.	We expect to commence a Phase 2a study in second half of 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet non-responding celiac disease.	In August 2020, we initiated a Phase 2b clinical trial (the PROACTIVE trial) in approximately 220 adult celiac patients with gluten-free diet non-responsive celiac disease.	We expect to report top line results from the Phase 2b PROACTIVE study in 2022.
PRV-6527 (oral CSF-1R inhibitor) for the treatment of Crohn’s disease.	We are not actively developing PRV-6527.	We expect to engage with third parties for the potential sublicense of PRV-6527.

Recent Company Developments

Clinical Development & Safety

PRV-031 (teplizumab, anti-CD3 mAb)

Biologic License Application Update

In October 2020, we completed the rolling submission of our BLA to the United States Food and Drug Administration (“FDA”) for teplizumab (PRV-031), an investigational anti-CD3 monoclonal antibody for the delay or prevention of clinical T1D in at-risk individuals with the submission of the chemistry, manufacturing and controls (CMC) and administrative information modules. The FDA has 60 days to review the final submission to determine if the BLA is complete. If deemed complete, the application will be considered acceptable for filing and review, and the FDA will set a PDUFA goal date.

At-Risk Study Data / Indication

On June 15, 2020, we announced that new data from the “At-Risk” TN-10 Study, presented by TrialNet at the 2020 American Diabetes Association Scientific Sessions on June 15, 2020, which demonstrated that a single 14-day course of our lead drug candidate, teplizumab (PRV-031), delayed the onset of clinical T1D, as compared to placebo, by a median of three years in at-risk patients. These new data from the “At-Risk” TN-10 Study added one year to the two-year median delay that was previously observed.

The “At-Risk” TN-10 Study, a pivotal Phase 2 clinical trial, conducted at TrialNet sites and sponsored by NIDDK, part of the National Institute of Health (“NIH”), evaluated teplizumab for the delay of clinical T1D in at-risk patients. At-risk was defined by the presence of two or more T1D-related autoantibodies and dysglycemia (abnormal glucose metabolism). Seventy-six subjects were enrolled, ages 8 to 49, with 72 percent under the age of 18, and randomized to receive a single course of either teplizumab or placebo. Subjects were followed in a blinded fashion until a minimum 40 subjects developed clinical T1D, and then indefinitely after the analysis of the primary data.

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

In addition, teplizumab treatment was associated with a greater on-study C-peptide (p=0.009), a measure of a persons’ own insulin production, compared to placebo. For both groups, C-peptide area under the curve (“AUC”) mean slopes preceding study entry were similar and declining. In the placebo group, this decline continued over the 6 months after study entry. By contrast, the teplizumab-treated group showed an increased C-peptide AUC over this period (p=0.02 relative to study entry).

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

In August 2019, the U.S. Food and Drug Administration granted breakthrough therapy designation (“BTD”) to teplizumab for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

In October 2019, the European Medicines Agency (“EMA”) granted PRIority MEdicines (“PRIME”) eligibility to teplizumab for the prevention or delay of clinical T1D in individuals at-risk of developing the disease. The PRIME initiative is designed to expedite the development and review of promising therapies that target an unmet need and show potential clinical benefit so the medicine can reach patients earlier. The designation offers the opportunity for enhanced interaction and dialogue with the EMA to optimize development, as well as the potential for accelerated assessment at the time of application for a marketing authorization.

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

PROTECT Study

In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. This pause was taken to protect patients, caregivers, clinical site staff, company employees and contractors as part of the collective global efforts to combat the COVID-19 pandemic. Patients that were undergoing study therapy were allowed to complete their course, as recommended by the PROTECT study’s Data Safety Monitoring Board, which was recently expanded to include infectious diseases expertise. In June 2020, we resumed enrollment on a country by country, site by site basis based upon review of local COVID-19 infection rates and the site’s ability to maintain the safety of participants. As of September 30, 2020, all sites for the PROTECT study have been activated, a majority of which are open for enrollment.

In October 2020, we initiated a Phase 3 extension study (42 months) of the PROTECT study. The purpose of this study is to evaluate the safety profile of PROTECT study patients who received a 12-day course of teplizumab treatment upon T1D diagnosis and a second 12-day course of teplizumab treatment approximately six months later. The extension study will provide a total of 5-year safety data from the initiation of treatment for the participants in the PROTECT Study.

PRV-015 (anti-interleukin 15)

In August 2020, we, with our development partner Amgen, initiated the Phase 2b PROACTIVE (PROvention Amgen Celiac ProtecTIVE) study of PRV-015, an anti-interleukin-15 monoclonal antibody, in adult celiac patients not responding to a gluten-free diet, a condition known as “Non-Responsive Celiac Disease” (“NRCD”). The placebo-controlled, double-blind, randomized study will examine the efficacy and safety of three dose levels of PRV-015 compared to placebo, administered every two weeks for six months. The study does not require a gluten challenge and patients are asked to maintain their usual diet. The trial is expected to enroll approximately 220 adults with NRCD across approximately 40 sites in the United States, Canada and Europe. The primary endpoint of the study is the efficacy of PRV-015 as measured by the CeD-PRO (Celiac Disease Patient-Reported Outcome).

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

In March 2020, we announced top-line results from the Phase 1b portion of the PREVAIL (PRV-3279 EVAluation In Lupus) study, which evaluated PRV-3279 in 16 healthy volunteers.

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

Based on the results, we plan to commence the Phase 2a portion of the PREVAIL study in lupus patients in the second half of 2021.

Impact of COVID-19 on our Business

We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, it is too early to predict what the long-term impact of this pandemic, and the associated economic downturn, will have on our business. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis and as of September 30, 2020, all sites have been activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any further COVID-19-related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half to the second half of 2021, predominantly due to COVID-19 related impacts on our plans.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through September 30, 2020 were principally related to the acquisition and development of our programs detailed in the pipeline description immediately above.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$21,657	$7,324	$14,333
General and administrative	9,749	2,649	7,100
Total operating expenses	31,406	9,973	21,433
Loss from operations	(31,406)	(9,973)	21,433
Interest income	105	204	(99)
Loss before income tax benefit	(31,301)	(9,769)	21,532
Income tax benefit	—	—	—
Net loss	$(31,301)	$(9,769)	$21,532

Net loss per common share, basic and diluted	$(0.56)	$(0.24)
Weighted average common shares outstanding, basic and diluted	56,339	40,512

Research and Development Expenses

Research and development expenses were $21.7 million for the three months ended September 30, 2020, an increase of $14.3 million, compared to $7.3 million for the three months ended September 30, 2019. The increase related primarily to increased costs for manufacturing, the PROTECT study, and BLA submission activities for our PRV-031 program and costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. These costs were offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527) and the PREVAIL study (PRV-3279), each of which were substantially completed in 2019. Specifically, during the three months ended September 30, 2020, we incurred $8.5 million in manufacturing costs for PRV-031, including production costs for GMP and process performance qualification (“PPQ”) batches of drug supply and drug product. During the three months ended September 30, 2019, manufacturing costs for PRV-031 were $1.0 million. Research and development expenses for the three months ended September 30, 2020 and 2019 also included $2.5 million and $1.3 million, respectively, in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the three months ended September 30, 2020, an increase of $7.1 million, compared to $2.6 million for the three months ended September 30, 2019. General and administrative expenses for the three months ended September 30, 2020 and 2019 were comprised of the following:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$6,045	$—	$6,045
General and administrative expenses	3,704	2,649	1,055
Total general and administrative expenses	$9,749	$2,649	$7,100

Pre-commercial expenses were $6.0 million for the three months ended September 30, 2020 and primarily consisted of $4.2 million in costs of pre-commercial activities, including marketing and market access costs for PRV-031, and $1.8 million in personnel costs, including stock-based compensation. There were no pre-commercial expenses during the three months ended September 30, 2019.

General and administrative expenses were $3.7 million for the three months ended September 30, 2020 and primarily consisted of $1.5 million in personnel costs, including stock-based compensation, $1.0 million in professional fees and legal expenses and approximately $0.9 million in insurance and other costs associated with being a public company. General and administrative expenses were $2.6 million for the three months ended September 30, 2019 and were primarily comprised of $0.8 million in personnel costs, including stock-based compensation, $1.1 million in professional fees and legal expenses and approximately $0.7 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.1 million during the three months ended September 30, 2020, compared to $0.2 million during the three months ended September 30, 2019. The decrease in interest income during the three months ended September 30, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$45,779	$27,896	$17,883
General and administrative	21,288	5,593	15,695
Total operating expenses	67,067	33,489	33,578
Loss from operations	(67,067)	(33,489)	33,578
Interest income	539	744	(205)
Loss before income tax benefit	(66,528)	(32,745)	33,783
Income tax benefit	523	—	523
Net loss	$(66,005)	$(32,745)	$33,260

Net loss per common share, basic and diluted	$(1.29)	$(0.85)
Weighted average common shares outstanding, basic and diluted	51,098	38,424

Research and Development Expenses

Research and development expenses were $45.8 million for the nine months ended September 30, 2020, an increase of $17.9 million, compared to $27.9 million for the nine months ended September 30, 2019. The increase related primarily to increased costs for manufacturing, the PROTECT study, and BLA submission activities for our PRV-031 program and costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. These costs were offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527), the PULSE study (PRV-300) and the PREVAIL study (PRV-3279), all of which were substantially completed in 2019. Specifically, during the nine months ended September 30, 2020, we incurred $18.3 million in manufacturing costs for PRV-031, including production costs for GMP and PPQ batches of drug supply and drug product. During the nine months ended September 30, 2019, manufacturing costs for PRV-031 were $2.4 million. Research and development expenses for the nine months ended September 30, 2020 and 2019 also included $5.8 million and $3.6 million, respectively, in personnel costs, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $21.3 million for the nine months ended September 30, 2020, an increase of $15.7 million, compared to $5.6 million for the nine months ended September 30, 2019. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were comprised of the following:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$12,050	$—	$12,050
General and administrative expenses	9,238	5,593	3,645
Total general and administrative expenses	$21,288	$5,593	$15,695

Pre-commercial expenses were $12.1 million for the nine months ended September 30, 2020 and primarily consisted of $9.1 million in costs of pre-commercial activities, including marketing and market access costs for PRV-031, and $3.0 million in personnel costs, including stock-based compensation. There were no pre-commercial expenses during the nine months ended September 30, 2019.

General and administrative expenses were $9.2 million for the nine months ended September 30, 2020 and primarily consisted of $3.4 million in personnel costs, including stock-based compensation, $2.7 million in professional fees and legal expenses and approximately $2.5 million in insurance and other costs associated with being a public company. General and administrative expenses were $5.6 million for the nine months ended September 30, 2019 and were primarily comprised of $1.9 million in personnel costs, including stock-based compensation, $1.9 million in professional fees and legal expenses and approximately $1.4 million in insurance and other costs associated with being a public company.

Interest Income

Interest income was $0.5 million during the nine months ended September 30, 2020, compared to $0.7 million during the nine months ended September 30, 2019. The decrease in interest income during the nine months ended September 30, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million during the nine months ended September 30, 2020, which related to proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $147.2 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds, U.S. Treasury securities and corporate debt securities.

We will need to raise additional capital to fund our operations, to develop and commercialize PRV-031, PRV-015, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We currently plan to raise additional capital through equity offerings, debt, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements for the rest of 2020 and into 2021 will be impacted by a number of factors, the most significant of which are expenses related to PRV-031, including costs related to our BLA submission in the At-Risk indication, costs to build out our commercial infrastructure and pre-commercial activities for PRV-031, the PROTECT clinical trial, manufacturing activities for PRV-031 and any potential milestone payments that may become due upon a potential regulatory approval of PRV-031 by the FDA. Other factors include costs related to our recently initiated Phase 2b clinical study of PRV-015 and our continued development efforts for PRV-101.

Depending on the timing and outcome of our regulatory activities and the status of our plans to prepare for a potential regulatory approval of PRV-031 by the FDA in 2021, we may encounter near-term liquidity needs that could impact our cash runway over the next 12 months. If we do not obtain additional financing, or prudently manage our expenses, our financial condition, cash flows and results of operations could be materially and adversely affected.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at September 30, 2020 are sufficient to meet our obligations for at least the next 12 months from the issuance of these financial statements.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(51,702)	$(26,321)
Investing activities	16,976	—
Financing activities	114,000	62,870
Net change in cash and cash equivalents	$79,274	$36,549

Cash Flows from Operating Activities

Net cash used in operating activities was $51.7 million for the nine months ended September 30, 2020 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for PRV-031, clinical development activities for PRV-015, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Our working capital was $134.9 million as of September 30, 2020.

Net cash used in operating activities was $26.3 million for the nine months ended September 30, 2019 and primarily related to cash used to fund clinical development activities for PRV-031, PRV-6527, PRV-300, PRV-3279, development activities for PRV-101, as well as costs for our PRV-015 program. Our working capital was $91.4 million as of September 30, 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities was $17.0 million for the nine months ended September 30, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $42.0 million offset by purchases of marketable securities totaling $24.7 million and capital expenditures associated with the build out of our new corporate headquarters.

There was no cash used in or provided by investing activities for the nine months ended September 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $114.0 million for the nine months ended September 30, 2020 and primarily related to net proceeds received from our underwritten public offering which closed in June 2020 of $103.3 million, net proceeds received from the sale of our common stock under our ATM program of $9.9 million, as well as cash received from stock option exercises during the period.

Net cash provided by financing activities was $62.9 million for the nine months ended September 30, 2019 and primarily related to $62.7 million in aggregate net proceeds we received from the completion of our underwritten public offering and concurrent private placement in September 2019. We also received approximately $0.2 million from stock option exercises during the period.

Commitments and Contractual Obligations

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a BLA in the United States, which could occur in 2021. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $1.3 million and other consideration, for certain third-party intellectual property under agreements we assumed pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to PRV-031 by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for PRV-031. As of September 30, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics Asset Purchase Agreement.

In April 2017, we entered into the Vactech License Agreement, pursuant to which Vactech Ltd. (“Vactech”) granted us exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million shares of common stock to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, we are obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. As of September 30, 2020, we have not achieved any milestones that would trigger payments to Vactech.

In March 2018, we entered into the Intravacc Development Services Agreement with The Institute of Translational Vaccinology, pursuant to which Intravacc will provide services related to process development, non-GMP and GMP manufacturing of our polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety-days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of September 30, 2020, we have paid Intravacc a total of approximately 9.0 million euros, or approximately $10.5 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In May 2018, we entered into the MacroGenics License Agreement with MacroGenics, Inc., pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may also be terminated by either party upon a material breach or bankruptcy of the other party, by Provention without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement. As of September 30, 2020, we have not achieved any milestones that would trigger payments to MacroGenics under the MacroGenics License Agreement.

In November 2018, we entered into the Amgen Agreement with Amgen for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019. See Note 6 – License and Other Agreements for further details. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case we will have an option to negotiate for the transfer to us of rights to AMG 714 pursuant to a termination license agreement between Amgen and us. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, we would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if we are not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention.

In April 2017, we entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV granted us exclusive global rights to technology owned or controlled by Janssen Pharmaceutica NV for the purpose of developing and commercializing a colony stimulating factor 1 receptor (CSF-1R) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. We evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with us. We will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, we have agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of September 30, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement.

In February 2019, we entered into a services agreement with AGC Biologics (“AGC”) to manufacture and supply teplizumab, PRV-031, for our anticipated clinical supply needs. We may terminate the agreement or any stage of services thereunder with 90 days’ prior written notice. If we provide less than 12 months’ notice of termination for the termination of a scheduled batch, we may incur a cancellation fee. The amount of the cancellation fee would depend on the timing of such notice. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current Good Manufacturing Practices, cooperation by AGC in connection with potential marketing applications for PRV-031, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

The table below presents a summary of our contractual obligations as of September 30, 2020:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$1,013	$1,013	$—	$—	$—
Operating lease obligations (2)	1,144	131	445	568	—
Total (3)	$2,157	$1,144	$445	$568	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	Operating lease obligations represent the gross minimum cash rent payments under our corporate headquarters lease in Red Bank, NJ.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

In July 2020, we entered into an agreement to lease our new corporate headquarters in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the rent commencement date, with base annual lease payments of approximately $0.2 million. Upon commencement of the lease, which occurred in October 2020, the lease will be accounted for as an operating lease.

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

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported in our statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation, accrued expenses and equity-classified warrants. The accounting policies discussed below are considered critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 3 to our Financial Statements—Significant Accounting Policies.

Research and Development

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our development functions, and other internal operating expenses, the cost of clinical studies, and the cost of our drug candidates for clinical study. In addition, research and development expenses include payments to third parties for the development and manufacturing of our product candidates and the estimated fair value for the issuance of equity for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs that design, gain approval for and conduct clinical trials on our behalf. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended September 30,
	2020	2019

Exercise price	$12.74	$10.34
Expected volatility	74%	72%
Expected dividends	—	—
Expected term (in years)	6.2	6.3
Risk-free interest rate	0.59%	1.91%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q, as well as our other public filings with the SEC. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business and financial condition could be materially and adversely affected.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any laboratory space and we have historically had a remote work environment for our employees. We outsource our manufacturing, clinical trial, information technology, payroll, legal and certain other functions.

We have acquired or in-licensed four clinical stage assets and a late stage preclinical enteroviral vaccine platform. Marketing approval of our product candidates will require extensive clinical testing data to support safety and efficacy requirements, as well as pharmaceutical development, manufacturing and preclinical data, all of which are needed for regulatory approval. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, we may not be able to:

●	successfully implement or execute our current business plan;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates;
●	successfully recruit and retain a sales and marketing organization;
●	successfully launch PRV-031 in the U.S.;
●	successfully execute our PRV-031 launch plan for the At-Risk indication, including raising awareness and expanding screening to identify patients At-Risk of developing clinical T1D; and
●	successfully establish strategic partnerships to launch PRV-031 outside the U.S.

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

We expect to incur substantial expenses and may never become profitable or be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize our product candidates. We expect to incur significant expense to complete our clinical programs for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our product candidates in any indication in the United States or internationally. Even if we are able to commercialize our product candidates, we may not be able to generate significant revenues or ever achieve profitability.

We expect to incur significant research and development expenses as we advance clinical trials for our product candidates as well as significant costs to build out our commercial infrastructure and conduct pre-commercial activities for PRV-031 as we prepare for potential commercialization in 2021. As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital.

We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for PRV-031, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for PRV-031 and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of PRV-031, if ever. For the nine months ended September 30, 2020 and 2019, we had a net loss of $66.0 million and $32.7 million, respectively, and as of September 30, 2020, we had an accumulated deficit of $145.1 million and $142.7 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities will be sufficient to fund projected operating requirements for at least the next 12 months from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we obtain regulatory approval for PRV-031, we have substantial milestone payments that will become payable to our partners. We will need substantial additional capital to fund these milestone payments, as well as to fund the clinical development programs for all of our product candidates.

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

If we are unable to raise additional capital when required or on acceptable terms, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or cease operations altogether, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize.

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

Any material increases in our operating expenses will have a material impact on our financial condition and business operations. In addition, if we are unable to correctly estimate or control our future operating expenses, we may need to raise additional capital, delay or cease development of one or more of our product candidates, which could have a material adverse effect on our business, operating results and prospects.

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

If we are unable to demonstrate the ability to manufacture drug substance and drug product that is comparable to the study drug previously manufactured by MacroGenics and Eli Lilly, the timing of the FDA’s review and decision on the PRV-031 BLA could be delayed, which could have a material impact on our business.

We may not be successful in our efforts to develop and obtain regulatory approval for our product candidates. If we are unable to obtain approval for or generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are in various stages of clinical development and late stages of preclinical development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

We will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence any clinical trials with PRV-101 and PRV-015, and any additional studies with PRV-3279. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

Moreover, we may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. Prior to commencing any clinical trials, we will also have to obtain approval from the Institutional Review Board (“IRB”), or ethics committee for each of the institutions at which we plan to conduct our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital.

Further, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for any indication. For example, our clinical trial results may show our product candidates to be less effective than expected or have unacceptable side effects or toxicities. For example, our Phase 2a PRINCE trial did not achieve its primary endpoint of a change in Crohn’s Disease Activity Index Score at week 12 as compared to placebo. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates. Our product candidates will require additional preclinical and clinical development, regulatory and marketing approval in multiple jurisdictions, obtaining sufficient manufacturing capacity and expertise for both clinical development and commercial production and substantial investment and significant commercialization efforts before we generate any revenue from product sales.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical and clinical studies with positive results;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	entry into collaborations to further the development of our product candidates;
●	Investigational new drug or clinical trial applications, being cleared such that our product candidates can commence clinical trials;
●	successful initiation of, enrollment in and completion of clinical trials;
●	successful data from our clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory and marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer, where applicable, from our reliance on CMOs, to our own manufacturing facility, or from our own manufacturing facility to CMOs or the facilities of collaboration partners;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our product candidates and their therapeutic uses, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies and treatment options;
●	establishment and maintenance of healthcare coverage and adequate reimbursement from third-party payors for any approved products;
●	enforcement and defense of intellectual property rights and claims;
●	maintenance of a continued acceptable safety profile of the product candidates following approval; and
●	achieving desirable medicinal properties for the intended indications.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. We cannot assure you that our product candidates will be successfully developed or commercialized. If we are unable to develop, or obtain regulatory approval for, or, if approved, to successfully commercialize our product candidates, it could have a material adverse effect on our business, operating results and prospects.

The recent outbreak of the novel coronavirus 2019 (COVID-19) has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trial and other business plans and timelines. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions in March 2020 we temporarily paused the enrollment and randomization of new patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis and as of September 30, 2020, all sites have been activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any further COVID-19-related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half to the second half of 2021 predominantly due to COVID-19 related impacts on our plans

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits, particularly for older patients with a higher risk of contracting COVID-19;
●	limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
●	interruption or delays in the operations of the U.S. Food and Drug Administration and foreign regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and
●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. Additionally, the pandemic could negatively impact our ability to execute a successful launch of PRV-031 if we receive marketing approval, which could impact our revenue making potential and have other negative material adverse impacts on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;

●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required IRB or Ethics Committee (“EC”) approval at each clinical trial site;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment;
●	imposition of a clinical hold by regulatory agencies, IRBs, or ECs;
●	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s good clinical practices (“GCP,” or current good clinical practices “cGCP”), or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, EMA, or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. We cannot assure you that the FDA, EMA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our product candidates will achieve positive results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

Further, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. If the results of our clinical trials are inconclusive, only modestly positive or if there are safety concerns or adverse events associated with our other product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if approved at all;
●	obtain marketing approval in some countries and not in others;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be required to change the way the product is administered;
●	be required to perform additional preclinical or clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of a product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be sued; or
●	experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. Furthermore, a competitor is currently in early-stage clinical testing of teplizumab as a combination therapy for the treatment of T1D. Any adverse events observed in such clinical testing by our competitor may delay or otherwise adversely impact regulatory approval for our PRV-031 product candidate. As described above, any of these events could prevent us from obtaining marketing approval or achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

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

Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.

The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell biologics could adversely impact our business and results of operations.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, and other regulatory authorities in the United States, European Union, and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of a New Drug Application (“NDA”) or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application.

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, or other regulatory agencies for marketing approval;
●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;
●	we may be required to provide additional analysis or data for already completed clinical studies, or conduct additional studies;
●	the FDA, EMA, or comparable foreign regulatory authorities may require us to obtain clearance or approval of companion diagnostic tests;
●	the FDA, EMA, or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;
●	our failure to demonstrate to the satisfaction of the FDA, EMA, or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	we may fail to demonstrate that a product candidate’s clinical benefits outweigh its safety risks;

●	immunogenicity might affect a product candidate efficacy and/or safety;
●	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;
●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval; or

Additionally, even if we obtain regulatory approval for one indication, there is no guarantee we will be able to gain regulatory approval for additional indications. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D and T1D-associated celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA or EMA prior to receiving approval in the United States or European Union to market the CVB vaccine for additional indications such as prevention of T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA’s satisfaction the connection between the CVB virus and the onset of T1D

Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

The FDA, EMA, or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval of PRV-031, which may require substantial financial resources and could delay regulatory approval of PRV-031.

Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, may be co-developed with a device manufacturer or with a laboratory, and generally require FDA clearance or approval as well. Given the availability of autoantibody tests commercially and the binary nature of these tests we do not believe a companion diagnostic should be required in connection with PRV-031. Should the FDA, EMA, or comparable foreign regulatory authorities disagree with us and require the use of a companion diagnostic, we may face delays or obstacles in obtaining approval of a BLA for PRV-031 as the FDA may take the position that a companion diagnostic device is required prior to granting approval of the BLA. In addition, if a companion diagnostic is required, we may be dependent on the cooperation and effort of third-party collaborators to develop companion diagnostics. We and our potential and future collaborators may encounter difficulties in developing or validating such tests. Any delay or failure by us or our potential and future collaborators to develop or obtain regulatory clearance or approval of such tests, if necessary, could delay or prevent approval of PRV-031 or our other product candidate.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA, or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”). If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP” or “GMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product;
●	withdrawal of the product from the market;
●	voluntary or mandatory product recalls;
●	restrictions of the labeling of a product;
●	restrictions on product distribution or use
●	requirements to conduct post-marketing studies or clinical trials;
●	issuance of warning letters or untitled letters;
●	injunctions or the imposition of civil or criminal penalties or monetary fines, restitution, or disgorgement of profit or revenues;
●	suspension, withdrawal, or revocation of regulatory approval;
●	suspension or termination of any ongoing clinical trials;
●	refusal to approve pending applications or supplements to approved applications filed by us;
●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
●	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.

We have obtained orphan drug designation from the FDA for PRV-031 for the treatment of recent-onset T1D. Separately, some of the subsets of lupus erythematosus, which we may target with PRV-3279, are orphan indications (e.g., lupus nephritis).

However, there is no guarantee that the FDA, EMA or its foreign equivalents will grant any future application for orphan drug designation for any of our other product candidates, including PRV-031 in the At-Risk indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

As a result, even if we obtain orphan drug exclusivity for PRV-031 for the treatment of recent-onset T1D in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of PRV-031 or if the FDA finds that a subsequent applicant for recent-onset T1D demonstrates clinical superiority to PRV-031. Accordingly, orphan drug exclusivity for a product may not effectively protect the product from competition.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress (“Congress”) of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability

If we fail to successfully commercialize any of our product candidates, we may need to acquire additional product candidates and our business will be adversely affected.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;
●	relative convenience, dosing burden and ease of administration;
●	the prevalence and severity of any adverse events and the overall safety profile;
●	the clinical indications for which our products are approved;
●	the acceptance of physicians to include T1D screening in routine patient medical care;
●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;
●	efficacy of our product candidates compared to competing products or therapies;
●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;
●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;
●	pricing and cost-effectiveness;
●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;
●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in approved labeling from regulatory authorities, including any interactions of our products with other medicines patients are taking;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

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

We currently have a limited commercial organization. If we are unable to establish satisfactory sales capabilities or secure a sales partner, we may not successfully commercialize any of our product candidates.

We have just recently begun to build out our commercial infrastructure and at present, we have only limited sales personnel. In order to commercialize products that are approved for commercial sales, we must either develop our own sales infrastructure or collaborate with third parties that have such commercial infrastructure. If we are not successful entering into appropriate collaboration arrangements or recruiting sales personnel or in building a sales infrastructure, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

If we are unable to establish a satisfactory sales infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales organization.

We may enter into collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek additional third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

Amgen has the right to assume control over the activities of our anti-IL-15 mAb product candidate.

Pursuant to the Amgen Agreement, Amgen reserves the right, at any time until 120 days after the delivery of the final data package relating to the Phase 2b PROACTIVE study which we initiated in August 2020, to assume control over all activities with respect to our anti-IL-15 monoclonal antibody (“mAb”), product candidate, including pricing and marketing decisions, after the payment of a $150.0 million milestone. There can be no assurance that Amgen’s strategic direction will be in line with ours should it assume control of activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement.

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

We intend to seek data exclusivity or market exclusivity for our monoclonal antibodies PRV-031 and PRV-015, our DART molecule PRV-3279 and our PRV-101 CVB vaccine product candidates provided under the Federal Food, Drug and Cosmetic Act (“FDCA”), and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Health Care Reform Law. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the bulk drug substance or the active pharmaceutical ingredient (“API”), in our product candidates for use in our clinical trials or for commercial products, if any. As a result, we are obligated to rely on contract manufacturers for clinical supplies of our product candidates and will be obligated, if and when any of our product candidates are approved for commercialization, to rely on contract manufacturers for commercial supply. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on acceptable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, EMA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or equivalent applications to other relevant regulatory authorities. We will be completely dependent on, our contract manufacturers for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Although we are responsible for oversight of manufacturing of our product candidates, we do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a contract manufacturer caused by problems at suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

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

Our experience manufacturing PRV-031 is limited. As a result, if we encounter manufacturing issues, we may experience delays in commercialization, if approved, or in our ongoing and planned clinical trials, including the PROTECT study.

We have limited experience manufacturing PRV-031. We currently rely on a single third-party manufacturer to supply us with PRV-031 drug substance. In order to obtain regulatory approval for PRV-031, this third-party manufacturer will be required to consistently produce the active pharmaceutical ingredient used in PRV-031 in commercial quantities and of specified quality on a repeated basis and document its ability to do so. This is referred to as process validation. In addition, in November 2019 the FDA confirmed that it would require the demonstration of comparability between the PRV-031study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized PRV-031 drug substance and drug product scheduled for production by Provention and its contract manufacturing partners. If we and our third-party manufacturer are unable to satisfy this requirement, our business will be materially and adversely affected.

The PROTECT study will need to include data from a sufficient number of subjects dosed with this new drug supply in this clinical trial to demonstrate safety and efficacy in order to obtain regulatory approval. If our third-party manufacturer is unable to produce a comparable new drug supply to that used in the At-Risk TN10 study in order to complete the PROTECT study in a timely manner, delays in FDA acceptance or review of our BLA submission may occur. Such delays would in turn delay the potential marketing and commercialization of PRV-031, which would materially and adversely affect our business.

The manufacturing processes for PRV-031 has only recently been tested at commercial scale, and the process validation requirement has not yet been satisfied. These manufacturing processes, their validation and our third-party manufacturers’ facilities will be subject to inspection by the FDA. Approval from the FDA will be required before we can introduce PRV-031 into commerce. If our third-party manufacturers are unable to pass such inspection and otherwise satisfactorily complete the FDA approval requirements, our business will be materially and adversely affected.

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

The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in pre-clinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through pre-clinical studies and early-stage clinical trials.

From time to time, we may publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our product candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which any of our product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price changes. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our product candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

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

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. We currently own 24 issued patents and 6 pending patent applications, and license 290 issued patents and 57 pending patent applications related to our product candidates, in which the pending applications may never be approved by United States or foreign patent offices. The existing patents and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our product candidates, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. Additionally, the composition of matter patents for PRV-031 have expired, and although we have filed method of use patents for PRV-031, these may not provide adequate protection from competitors.

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

As is commonplace in our industry, we will employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. We may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) and that such obligations has been breached or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S. and EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. The U.S. Department of Health and Human Services, of HHS, has the discretion to impose penalties without attempting to resolve violations through informal means. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In the EU, we are subject to the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and which imposes new obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework (“Privacy Shield”), one of the mechanisms used to legitimize the transfer of personal data from the EU to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EU to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation.

In 2018, California passed into law the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such

Risks Related to Ownership of our Common Stock

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

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is listed on The Nasdaq Global Select Market (“Nasdaq”), the market for our shares has demonstrated varying levels of trading activity and an active public market for our shares may not be sustained. The lack of an active market may impair the ability to sell shares at the time a shareholder wish to sell them or at a price that a shareholder may consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

As a public company, and particularly commencing January 1, 2021 when we will no longer be an “emerging growth company” or a “smaller reporting company,” we do and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), commencing January 1, 2021, because we will no longer be an emerging growth company, we will be required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and potentially increase our efforts to assess and document the adequacy of our systems of internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal controls over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or to grant licenses on terms that are not favorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 17.4% of our voting stock as of September 30, 2020. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of September 30, 2020, approximately 11,348,000 shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting and, for the year ended December 31, 2020, requires attestation by our independent registered public accounting firm.

If we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if we are unable to provide an attestation report from our independent registered public accounting firm, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease.

Provisions in our organizational documents and provisions under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

November 5, 2020

By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

