Form 10-K
period 2020-12-31
Provention Bio, Inc.
filed 2021-02-25
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission file number 001-38552

PROVENTION BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5245912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Broad Street, 2nd floor, Red Bank, NJ 07701
(Address of registrant’s principal executive offices)

(908) 336-0360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PRVB	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date was approximately $718.7 million.

On February 22, 2021, there were 63,374,738 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Provention Bio, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

PROVENTION BIO, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including, among others, statements regarding the impact of the ongoing COVID-19 pandemic on our business; the timing progress and success of our ongoing and planned clinical trials; our planned engagements with regulatory agencies relating to, and the expected timing of regulatory review of, our product candidates; execution of our business plans; and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements for at least the next 12 months, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	We are a clinical stage biopharmaceutical company with a limited operating history.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	Although we have received breakthrough therapy designation and priority review from the United States Food and Drug Administration (“FDA”) for teplizumab and we may pursue such expedited pathways for other product candidates, expedited development may not actually lead to a faster development or regulatory review or approval process.
●	Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●

The results of our PK/PD bridging study for teplizumab, which we conducted to support and bridge the chemistry, manufacturing and controls (“CMC”) comparability assessment between the teplizumab study drug derived from drug substance manufactured by Eli Lilly and teplizumab derived from drug substance manufactured by AGC Biologics, who we plan to use for teplizumab clinical and commercial supply needs moving forward, may be unacceptable to the FDA or regulatory authorities, which may require further CMC development activities, additional clinical studies and information requests by the FDA and could affect the timing of the review of and decision by the FDA of our biologics license application (“BLA”) submission.

●

The FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, which may require substantial financial resources and could delay regulatory approval of teplizumab.

●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling the Company for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organization, which, if we are not able to do successfully could negatively impact our business, including the successful commercialization of our product candidates.

●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales, marketing and other commercial capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us and any loss of our rights to them could prevent us from developing, commercializing or selling our products.
●

The outbreak of COVID-19 has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trials and other business plans and timelines, including our potential U.S. launch of teplizumab under the BLA under review by the FDA. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn would require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability or other lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

The forward-looking statements included herein are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligations to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtain industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I

ITEM 1. Business

Our Company

We are a clinical stage biopharmaceutical company, focused on the development and commercialization of novel therapeutics and innovative approaches aimed at intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, conducting clinical trials, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. Our business is subject to significant risks and uncertainties and we will be dependent on raising substantial additional capital before we become profitable and we may never achieve profitability.

We have not generated any revenue to date and, through December 31, 2020, we had an accumulated deficit of $177.6 million. Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $364.2 million, net of underwriting discounts, commissions and other offering expenses. This includes recently completed underwritten public offerings in June 2020, which raised net proceeds of $103.3 million and in January 2021, which when combined with the partial exercise by the underwriters to purchase additional shares in February 2021, raised net proceeds of $102.3 million.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch teplizumab, if we receive regulatory approval in the United States. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

Strategy

We preferentially source, transform and advance underdeveloped clinical-stage, or nearly clinical-stage, therapeutic candidates targeting the interception and prevention of immune-mediated disease. Our “predict” and “preempt” therapeutic focus is on identifying product candidates for at-risk individuals and intervening before the targeted disease begins, re-appears, exacerbates or progresses. We believe our experience and expertise in translational medicine, immunology, and the design and execution of rapid go/no-go clinical trials makes us unique in the field of immune-mediated disease.

We have access to relevant in-licensing opportunities from industry-leading pharmaceutical companies; innovative, development-stage biotechnology companies; and world-renowned academic centers. We have obtained exclusive worldwide rights to two product candidates from MacroGenics, Inc., the acquisition of teplizumab (PRV-031), a Phase 3 clinical-stage candidate for the interception, delay or prevention of type 1 diabetes (“T1D”), and the in-license of PRV-3279, a Phase 1 candidate for the potential treatment of systemic lupus erythematosus (“SLE”). We also in-licensed an enterovirus vaccine platform, targeting the prevention of Coxsackie Virus B (“CVB”), infections and the onset of T1D and celiac disease that includes PRV-101 from Vactech Ltd., a Finnish biotechnology company. Additionally, we in-licensed PRV-015, a Phase 2 clinical-stage candidate, from Amgen, Inc. targeting celiac disease.

Our Focus and Pipeline

Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. In addition to directly damaging tissues and organs, an infection can sometimes result in the excessive release of toxic immune mediators leading to a potentially life-threatening acute pathological immune response. When patients have the requisite genetic predisposition, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. These sustained pathological responses have been linked to an increased susceptibility to chronic debilitating and potentially life-threatening diseases like inflammatory bowel disease, diabetes, celiac, SLE, cancer, and certain neurological disorders.

Our “predict” and “preempt” therapeutic development focus is on product candidates that intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline of product candidates in development includes:

●

PRV-031: a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay or prevention of clinical T1D in at-risk individuals and for patients with newly-diagnosed T1D. Teplizumab has been designated by the FDA, as an orphan drug for the treatment of newly-diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA, in October 2019 for the delay or prevention of T1D. We currently estimate that the prevalence of individuals in the United States that have two or more auto-antibodies and dysglycemia and are at risk of developing clinical stage T1D to be approximately 200,000 people at any time. We currently estimate that there are approximately 64,000 new cases of T1D in the United States each year, approximately 26% of which are patients aged eight through 17;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, to prevent the CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy; and

●	PRV-015: a human anti-interleukin 15(“IL-15”) mAb for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D
At-Risk Indication – for the delay or prevention of clinical T1D in individuals at-risk of developing the disease

In December 2020, the FDA accepted and filed for review our BLA submission for the delay or prevention of clinical T1D in at-risk individuals. The FDA granted our request for priority review.

In June 2020, extended follow-up data from the at-risk study was announced which showed that a single 14-day course of teplizumab significantly delayed the median onset of T1D in at-risk individuals of approximately three years compared to the placebo. This data added one year to the two-year delay that was previously reported at the American Diabetes Association meeting in June 2019 and published in the New England Journal of Medicine in 2019.

The FDA indicated that an advisory committee meeting is tentatively scheduled for May 27, 2021. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of July 2, 2021.

In first half of 2021, we plan to file an application for the Innovation Passport and engage the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom in a scientific advice procedure to discuss, among other topics, the Innovative Licensing and Access Pathway (ILAP) for teplizumab. The initial discussion with the MHRA will help us evaluate the possible regulatory path forward in the UK and the EU for teplizumab. We also plan further engagement with MHRA, EMA and other European stakeholders in 2021.

Newly Diagnosed Indication – for the delay or prevention of clinical T1D in individuals diagnosed with early onset T1D

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with newly diagnosed T1D. The first patient was dosed in the second quarter of 2019.

In March 2020, in connection with the COVID-19 pandemic, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into the PROTECT study. In June 2020, we resumed enrollment of the PROTECT study on a country by country, site by site basis.

We expect to complete enrollment in the PROTECT study in the second half of 2021 and report top-line results from the PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions.

PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.	We have completed manufacturing of a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development. We commenced a first-in-human Phase 1 study in December 2020.	We expect to report top-line first-in-human data in the fourth quarter of 2021.

PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as gene therapy.

We announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.

In January 2021, we announced positive results of pre-clinical experiments in support of the prevention of immunogenicity indication.

In February 2021, we entered into a License Agreement with Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which we granted Huadong certain exclusive rights to develop and commercialize PRV-3279 in Greater China excluding the immunogenicity field (combination with gene therapies) to which we retained global rights).

We expect to commence a Phase 2a study in lupus in the second half of 2021.

PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet NRCD.	In August 2020, we initiated a Phase 2b clinical trial (the PROACTIVE trial) in approximately 220 adult celiac patients with gluten-free diet NRCD.	We expect to report top line results from the Phase 2b PROACTIVE study in 2022.

Recent Company Developments

PRV-031 (teplizumab, anti-CD3 mAb)

FDA Filed teplizumab BLA Submission

In December 2020, the FDA accepted and filed for review our BLA for teplizumab for the delay or prevention of T1D in at-risk individuals. The FDA also granted our request for Priority Review and assigned a user fee goal date of July 2, 2021 under the PDUFA. In its acceptance letter, the FDA has stated that it is currently planning to hold an advisory committee meeting, which is tentatively scheduled for May 27, 2021, to discuss the BLA. Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Under the PDUFA, a Priority Review targets a review time of six months compared to a standard review time of ten months.

At-Risk Study Data

On June 15, 2020, we announced that new data from the “At-Risk” TN-10 Study, presented by TrialNet at the 2020 American Diabetes Association Scientific Sessions on June 15, 2020, which demonstrated that a single 14-day course of our lead drug candidate, teplizumab (“Teplizumab Course”), delayed the median onset of clinical T1D, as compared to placebo, by approximately three years in at-risk individuals. These new data from the “At-Risk” TN-10 Study added approximately one year to the two-year median delay that was previously observed.

PRV-015 (anti-interleukin 15)

PROACTIVE Study Initiated

In August 2020, we, with our development partner Amgen, initiated the Phase 2b PROACTIVE (PROvention Amgen Celiac ProtecTIVE) study of PRV-015, an anti-interleukin-15 monoclonal antibody, in adult celiac patients not responding to a gluten-free diet, a condition known as NRCD. The placebo-controlled, double-blind, randomized study will examine the efficacy and safety of three dose levels of PRV-015 compared to placebo, administered every two weeks for six months. The study does not require a gluten challenge and patients are asked to maintain their usual diet. The trial is expected to enroll approximately 220 adults with NRCD across approximately 40 sites in the United States, Canada and Europe. The primary endpoint of the study is the efficacy of PRV-015 as measured by the CeD-PRO (Celiac Disease Patient-Reported Outcome).

PRV-101 (CVB Vaccine)

PROVENT Study Initiated

In December 2020, we initiated the PROVENT (PROtocol for coxsackievirus VaccinE in healthy voluNTeers) study, a first-in-human study of our polyvalent inactivated CVB vaccine candidate, PRV-101. We are developing PRV-101 for the prevention of acute CVB infection and the potential delay or prevention of T1D and celiac disease. PROVENT is a placebo-controlled, double-blind, randomized first-in-human study. The study’s primary endpoint is the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity will also be evaluated. Results of PROVENT are expected in the fourth quarter of 2021.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

Huadong License Agreement

On February 17, 2021, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we will receive and upfront payment of $6.0 million and up to $11.5 million in research, development and manufacturing funding over the next three years.  If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale.  We are generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We plan to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the second half of 2021 and expect a portion of such trial to be conducted in Hong Kong.

Preclinical Data Announced

In January 2021, we announced positive results of pre-clinical proof-of-concept experiments in support of the prevention of immunogenicity indication. A PRV-3279 mouse surrogate was tested in mice transgenic for human CD32B, which received gene therapy with an adeno-associated virus (“AAV”) vector AAV9 encoding for the enzyme acid-alpha-glucosidase (“GAA”) gene. Errors in the GAA gene cause the serious human glycogen storage disease type II (“Pompe disease”). In the study, the PRV-3279 surrogate reduced anti-AAV9 vector antibody levels in a dose-dependent fashion. Anti-AAV9 antibodies have been linked to reduced efficacy, safety concerns and the inability to re-dose patients, and thus, based on these and other study data, we believe PRV-3279 co-administration with gene therapy products has the potential to improve the safety and efficacy of this therapeutic modality. The PRV-3279 surrogate in combination with sirolimus increased skeletal muscle levels of GAA enzyme expression. Consistent with prior results from clinical trials in healthy human subjects, the PRV-3279 surrogate decreased Immunoglobulin M (“IgM”) production and was well tolerated.

Based on these data, we plan to look for opportunities to work with academic and industry experts to combine PRV-3279 with gene therapy and other biotherapeutic products to further our mission of preventing and intercepting devastating immune-mediated conditions.

Impact of COVID-19 on our Business

We are closely monitoring the continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of this pandemic, and the associated economic downturn, will have on our business, including on our potential U.S. launch of teplizumab if approved by the FDA under the BLA under its review. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis and as of September 30, 2020, all sites have been activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any further COVID-19-related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half of 2021 to the second half of 2021, predominantly due to COVID-19 related impacts on our plans.

OUR PRODUCT CANDIDATES

PRV-031 (teplizumab; anti-CD3 antibody) for T1D

Our lead product candidate, teplizumab, is a humanized mAb that binds with high specificity to a cell surface protein called CD3. The CD3 protein is a co-receptor that helps activate T cells and direct different kinds of immune responses. Preclinical data suggests that binding of teplizumab to CD3 triggers events that differentially inhibit the activation of self-reactive T cells without affecting regulatory T-cells (“Tregs”). This restores the important state of immune tolerance and may prevent self-reactive T cells from attacking beta cells in the pancreas. When administered to T1D Stage 2 subjects, teplizumab delayed progression and onset of clinical T1D, and when administered to Stage 3 subjects, teplizumab slowed down the loss of beta cell function in all studies conducted to date. Therefore, we believe teplizumab has the potential to intercept the T1D disease process along the entire continuum, slowing or preventing the destruction of insulin-producing pancreatic beta cells.

In December 2020, the FDA accepted and filed for review our BLA for teplizumab for the delay or prevention of T1D in at-risk individuals (T1D Stage 2). The FDA also granted our request for Priority Review and assigned a user fee goal date of July 2, 2021 under the PDUFA. In its acceptance letter, the FDA stated that it is currently planning to hold an advisory committee meeting, which is tentatively scheduled for May 27, 2021, to discuss the BLA. Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Under the PDUFA, a Priority Review targets a review time of six months compared to a standard review time of ten months.

T1D Market

According to the International Diabetes Federation, 8.8% of the adult population worldwide has diabetes, among whom 10-15% have T1D. According to the Juvenile Diabetes Research Foundation (“JDRF”), it is estimated that 1.6 million people in the United States have T1D and approximately five million are expected to have T1D by 2050, including nearly 600,000 under 15 years of age. The annual economic burden of T1D has been estimated by JDRF to be greater than $30.0 billion in the United States and greater than $90.0 billion globally.

Moreover, the incidence of T1D is increasing worldwide and it is estimated that more than 90,000 children are diagnosed each year in the United States and the largest five European countries. In the period between 2005 and 2020, epidemiologists predict a 70% increase in the incidence of T1D in children in Europe, with the age of onset decreasing and the number of cases in children younger than five years old doubling.

Market Opportunity for teplizumab

Estimated Patient Prevalence of At-Risk Indications (all ages)

Based on our analysis of literature, we believe the following represent the estimated prevalence of At-Risk individuals:

Market	Stage 1 / Stage 2 >2 Autoantibodies	Stage 2 >2 Autoantibodies and Dysglycemia	Stage 2 Familial Direct Relatives of T1D Patients who exhibit >2 Autoantibodies and Dysglycemia
United States	300,000	200,000	30,000
European Union	180,000-300,000	120,000-200,000	18,000-30,000

If the FDA approves our current BLA for teplizumab for use in “At-Risk” individuals, our potential commercial launch of teplizumab would initially focus on familial direct relatives of T1D patients with two or more autoantibodies and dysglycemia, and then expand to other populations identified as At-Risk through potentially increased universal screening in the United States

Our commercial priorities are as follows:

Near-Term Focus

●	Commercial Planning in the United States for the At-Risk indication
●	T1D disease and risk factor awareness
●	Health care professional (“HCP”) and key opinion leader (“KOL”) engagement
●	Patient advocacy group engagement
●	Increasing awareness of screening of familial direct relatives of known T1D patients

Mid-Term Focus

●	Inform and support execution of our regulatory strategy and engagement with the MHRA in the United Kingdom and EMA in the European Union on potential approval pathways for teplizumab
●	Commercial planning / partnership in European Union
●	Planning for potential Newly Diagnosed indication

Long-Term Focus

●	Market expansion with broader population screening
●	Potential research efforts to support the addition of age groups and multiple courses of treatment for both At-Risk and Newly Diagnosed potential indications.

T1D Lifecycle Management and other potential indications

We are currently exploring and supporting research and lifecycle management programs for T1D beyond the current treatment regimen and patient population including repeat dosing and age expansion for at-risk individuals and newly diagnosed patients as well as subcutaneous formulations and combination therapies potentially with antigens, metabolic drugs, immune modulators and beta cell transplants. Other potential indications for teplizumab may include GI immunology disorders such as Crohn’s disease, Celiac disease and autoimmune hepatitis or rheumatology disorders such as psoriatic arthritis and rheumatoid arthritis. These initiatives may include new clinical studies sponsored by us or investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us.

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

Current T1D Treatment Options and Their Limitations

So far, no disease-modifying or curative treatment exists for T1D. Patients with T1D still need to use daily insulin injections to manage blood sugar to within a normal range. However, it is estimated that fewer than one-third of people with T1D in the United States achieve target blood glucose levels and insulin injections often cause hypoglycemia (low blood sugar). While insulin injections or infusion allow a person with T1D to stay alive, they do not cure the disease, nor do they necessarily reduce the risk of serious effects and long-term complications of T1D.

While pancreatic and islet cell transplantation offer the ability to normalize glucose levels and remove the dependence on insulin products, there are significant risks, resulting in a modest number of such transplants being conducted every year. There is risk associated with mandatory immunosuppression, which commonly results in the development of infections that may be life-threatening. Furthermore, pancreas transplantation may be associated with technical complications (vascular thrombosis, pancreatitis, infection, fistulas) as well as acute and chronic organ rejection. Islet cell transplantation can provide better glycemic control and protect patients from hypoglycemic episodes, but only approximately 50% of patients are insulin-free after three years of follow-up.

New approaches are still required and could significantly enhance patient care. In particular, there is a strong need for new preventive or curative treatments. Among the different possible strategies, primary prevention through vaccination and secondary prevention (interception) with a disease-modifying non-chronic immune modulator seem to be the best candidates considering the potential efficacy and safety balance that needs to be achieved.

Overview of T1D Biology and teplizumab Mechanism of Action

T1D is an autoimmune disease which occurs in genetically-predisposed individuals. Specialized white blood cells of our immune system, known as self-reactive T cells (also called auto-reactive), are triggered, presumably by CVB viral infection of the beta cells in at least 50% of cases, to attack and destroy beta cells of the pancreas, thus causing a decline in the natural production of insulin. Simultaneously, another type of T cell, Tregs, which normally suppress the activity of self-reactive T cells, fail to do so effectively.

The clinical progression of T1D is relatively well understood and predictable, as it is a continuum marked by clinically-relevant biomarkers which identify stages of the disease. In an individual with genetic risk (primarily driven by human leukocyte antigen (“HLA”) haplotypes), the natural evolution of T1D has been described in stages (see figure below).

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

Stages of Type 1 Diabetes

It is important to note that once subjects develop two or more T1D-related autoantibodies (Stage 1), the progression to clinical T1D (Stage 3) is not a matter of “if” but “when” as greater than 95 percent of the Stage 1 subjects and virtually all of the Stage 2 subjects will progress to Stage 3 necessitating insulin dependence. The progression of Stage 1 to Stage 3 is 44% in five years, and of Stage 2 to Stage 3 is 75% in four to five years.

Current Clinical Development Program

At-Risk Individuals (Stage 2)

Phase 2 Clinical Trial of teplizumab in At Risk Relatives who develop T1D (At-Risk TN-10 Study)

In June 2020, we announced that new data from the “At-Risk” TN-10 Study, presented by TrialNet at the 2020 American Diabetes Association Scientific Sessions on June 15, 2020, which demonstrated that a single 14-day course of our lead drug candidate, teplizumab, delayed the median onset of clinical T1D, as compared to placebo, by approximately three years in at-risk individuals. These new data from the “At-Risk” TN-10 Study added approximately one year to the two-year median delay that was previously observed.

The “At-Risk” TN-10 Study, a pivotal Phase 2 clinical trial, conducted at TrialNet sites and sponsored by National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”), part of the National Institute of Health (“NIH”), evaluated teplizumab for the delay of clinical T1D in at-risk individuals. At-risk was defined by the presence of two or more T1D-related autoantibodies and dysglycemia (abnormal glucose metabolism). Seventy-six subjects were enrolled, ages eight to 49, with 72 percent under the age of 18, and randomized to receive a single course of either teplizumab or placebo. Subjects were followed in a blinded fashion until a minimum 40 subjects developed clinical T1D which triggered the analysis of the primary endpoint, and then indefinitely in other TrialNet studies after this time. Those who developed clinical T1D after the primary analysis was completed are eligible to enroll in a Provention trial which we initiated in March 2020, described below.

The trial results showed the median time to clinical diagnosis of T1D after one course of teplizumab was approximately five years (59.6 months) (an improvement of 12 months from previously published data) compared to approximately two years (27.1 months) for the placebo group (24.9 months in previously published data). Nearly half of those treated with teplizumab are estimated to be free of clinical T1D at five years. The hazard ratio was 0.457 or a 54 percent reduction in risk of developing clinical T1D (p=0.01).

In addition, teplizumab treatment was associated with a greater on-study C-peptide (p=0.009), a measure of a persons’ own insulin production, compared to placebo. For both groups, C-peptide area under the curve (“AUC”) mean slopes preceding study entry were similar and declining. In the placebo group, this decline continued over the six months after study entry. By contrast, the teplizumab-treated group showed an increased C-peptide AUC over this period (p=0.02 relative to study entry).

Mechanistically, the association between the induction of partially exhausted CD8 T cells and the delay of clinical T1D conferred by teplizumab, previously described in newly diagnosed T1D patients, was also confirmed in subjects at-risk. C-peptide levels at three, six and 18 months post-teplizumab administration correlated with the levels of exhausted CD8+ T cells in the peripheral blood (p=0.01 vs placebo). Subjects with the highest increase (top quartile) in exhausted CD8 T cells had no progression to clinical T1D in the period of observation of the study (p=0.005 vs placebo). Finally, inflammatory cytokines IFN-gamma and TNF-alpha were lower in the exhausted CD8 T cells in teplizumab vs placebo-treated subjects (p<0.0001).

In summary, while no additional safety signals have been noted, the results showed that teplizumab’s effect on delaying the onset of clinical T1D was not only consistent from previous analyses, but was durable and now extended to a median of approximately three years (32.5 months). See below for further analysis.

Breakthrough Therapy Designation (United States)

In August 2019, the FDA granted breakthrough therapy designation to teplizumab for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. Breakthrough therapy designation is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

PRIME Eligibility (European Union)

In October 2019, the EMA granted PRIority MEdicines (“PRIME”) eligibility to teplizumab for the prevention or delay of clinical T1D in individuals at-risk of developing the disease. The PRIME initiative is designed to expedite the development and review of promising therapies that target an unmet need and show potential clinical benefit so the medicine can reach patients earlier. The designation offers the opportunity for enhanced interaction and dialogue with the EMA to optimize development, as well as the potential for accelerated assessment at the time of application for a marketing authorization.

Phase 2 Clinical Trial of teplizumab in At Risk Relatives who develop T1D (TN-10 Extension)

We initiated an open-label Phase 2 study in March 2020 to evaluate the safety of teplizumab in participants who were in the TN-10 trial and have subsequently developed clinical T1D after the conclusion of that trial. Eligible subjects will receive teplizumab treatment within one year of their clinical T1D diagnosis. Participants will have a follow-up period of up to 78 weeks (18 months) from the first dose of treatment. The study may enroll up to 30 participants and is currently enrolling.

Newly-Diagnosed Patients (Stage 3)

Phase 3 Clinical Trial of teplizumab in Pediatric Patients Newly-Diagnosed T1D (PROTECT Study)

The PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) is a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in pediatric and adolescent patients (aged eight to 17 years) that are newly-diagnosed with clinical T1D. Patients with minimum beta-cell cell function (C-peptide >0.2 pmol/mL) and within six weeks of T1D diagnosis will receive two courses of teplizumab, six months apart. Each course will consist of 12 days of teplizumab administered intravenously. The primary endpoint is the change in C-peptide at 18 months. Secondary endpoints including insulin use, HbA1C levels, hypoglycemic events and safety will also be evaluated. The study is expected to enroll approximately 300 patients with 2:1 randomization (200 active: 100 placebo) and enrollment commenced in the second quarter of 2019. We expect to complete enrollment in the second half of 2021 and report top line results for the Phase 3 PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions.

In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. This pause was taken to protect patients, caregivers, clinical site staff, company employees and contractors as part of the collective global efforts to combat the COVID-19 pandemic. Patients that were undergoing study therapy were allowed to complete their course, as recommended by the PROTECT study’s Data Safety Monitoring Board, which was expanded to include infectious disease expertise. In June 2020, we resumed enrollment on a country by country, site by site basis based upon review of local COVID-19 infection rates and the site’s ability to maintain the safety of participants.

We are also conducting an extension study of the PROTECT trial, PROTECT Extension. The purpose of this study is to evaluate the long-term safety profile of PROTECT study patients who received a 12-day course of teplizumab treatment upon T1D diagnosis and a second 12-day course of teplizumab treatment approximately six months later. The extension study will provide a total of 5-year safety data from the initiation of treatment for the participants in the PROTECT Study.

We believe that combination therapy may enhance the potential therapeutic benefit of teplizumab by increasing efficacy, enhancing the durability of response, or restoring insulin production by beta cells. Combination therapies may include beta-cell transplant and beta cell antigens, tolerogenic cytokines, other immune modulators which could enhance the removal of self-reactive lymphocytes or increase the function of Tregs, or metabolic agents that could further improve or preserve beta cell function or mass. We are collaborating with Precigen (formerly Intrexon) and its subsidiary, ActoBio Therapeutics, to explore the combination of teplizumab and the oral administration of a Lactococcus lactis strain genetically engineered to secrete human proinsulin and human interleukin-10, an anti-inflammatory cytokine. We plan to explore other combination therapies as the Phase 3 program progresses.

Prior Clinical Evaluation of teplizumab

To date, clinical development of teplizumab has included both academic and biopharmaceutical sponsors. Approximately 1,100 subjects have been enrolled in teplizumab clinical trials, with over 800 subjects receiving teplizumab. These studies represent various doses, formulations, and indications and includes earlier smaller investigator-sponsored studies. The majority of patients were enrolled in T1D studies (>1,000), and the rest in renal or renal-pancreatic allograft rejection, pancreatic islet transplant, psoriatic arthritis or plaque psoriasis trials.

In T1D patients, ten studies have been conducted, of which nine involved intravenous dosing (two Phase 1, three Phase 2, two Phase 3 and a Phase 3 extension study) and one subcutaneous dosing (Phase 1).

Among the T1D studies of teplizumab:

●	In Stage 2, the At-Risk study enrolled Stage 2 individuals who were characterized as having at least two T1D autoantibodies and evidence of hyperglycemia
●	In Stage 3, five studies (Study 1, Study 2, Study 3, Study 4 “AbATE”, and Study 5 “Delay”) were completed under the direction of Dr. Kevan Herold (currently at Yale University) and collaborators. Studies 2, 3 and 4 were sponsored by the Immune Tolerance Network. Four additional studies were conducted by MacroGenics: three with intravenous administration (“Protégé”, “Protégé Extension”, and “Protégé Encore”) and one with subcutaneous administration (SUBCUE) of teplizumab. Among these studies, “Protégé” and “Protégé Encore” were Phase 3 studies. Protégé was the largest completed study for treatment of T1D, which enrolled 516 patients (aged eight to 35 years and T1D diagnosis within 12 weeks of study entry) and randomized into three teplizumab dosing regimens compared to placebo. Teplizumab showed promising immunological and clinical activities in these studies and was well tolerated. In particular, teplizumab treatment showed promising data on the preservation of C-peptide levels and the reduction of exogenous insulin use.

Stage 2 Program

Stage 2: At-Risk TN-10 Study

The At-Risk TN-10 study was developed and conducted by Type 1 Diabetes TrialNet, funded by the National Institutes of Health, the American Diabetes Association, or the ADA, and the Juvenile Diabetes Research Foundation. The objective of the study was to determine whether treatment of at-risk subjects with teplizumab results in a delay or prevention of clinical T1D in patients at-risk, i.e., with pre-symptomatic Stage 2 T1D. The primary endpoint was completed in 2018. The study was conducted in 18 sites in the United States, Canada and Germany.

Participants over eight years of age with Stage 2 T1D (presence of at least two T1D autoantibodies and dysglycemia, who were non-diabetic relatives of T1D individuals) were randomized 1:1 to receive teplizumab or placebo. Dysglycemia was defined on oral glucose tolerance test (“OGTT”) as: (a) Fasting plasma glucose ≥ 110mg/dL, and <126mgdL, or (b) 2-hour plasma glucose ≥140mg/dL, and <200mg/dL, or (c) 30, 60, or 90-minute value on OGTT ≥200mg/dL.

The primary endpoint was the time from randomization to the clinical diagnosis of diabetes, using ADA criteria. Criteria for clinical T1D diagnosis are based on glucose testing, or the presence of unequivocal hyperglycemia with acute metabolic decompensation (diabetic ketoacidosis). One of the following criteria must be met on two occasions as soon as possible but no less than one day apart for diabetes to be defined:

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

At-Risk TN-10 Study– Primary Data Readout in June 2019

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

Time to T1D

In pre-specified analyses, the effects of teplizumab on the primary outcome based on baseline characteristics were evaluated. Although subgroup analyses had small sample sizes and need to be taken with caution, participants without anti-ZnT8 antibodies showed a greater effect size compared to those who did not have the antibody. The presence of HLA-DR4 and absence of HLA-DR3 were also associated with greater effect size, as was a below median C-peptide response to the OGTT at baseline (1.75 nmol/L). These larger effect sizes are attributed to more rapid progression of the disease in these subgroups, rather than clinically-actionable baseline characteristics able to predict response to teplizumab. We believe all patients with Stage 2 T1D can benefit from teplizumab as long as they have beta cells to be protected.

Teplizumab treatment was associated with few adverse events, described in the table below. Similar to previous studies with teplizumab in newly-diagnosed T1D patients, the lymphocyte count declined to a nadir on day five by 72.3% (IQR 82.1, 68.4%) (p<0.0001). The transient lymphopenia is believed to be the mechanistic consequence of margination (adhesion to the blood vessel wall) rather than depletion. Fifteen (34.1%) of the grade 3 events in the teplizumab group involved lymphopenia during the first 30 days after study drug administration. The lymphocyte counts recovered quickly: Lymphopenia resolved in all participants by day 45 except in one, whose counts returned on day 105. A spontaneously resolving rash, as previously noted, occurred in 36% of drug treated participants. The rates of infection were similar in the two treatment arms. The adverse events below were determined to be possibly, probably or definitely related to the study drug.

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

*** p < 0.001 Teplizumab vs placebo

Other anti-CD3 mAb experimental treatments, such as otelixizumab, have been associated with Epstein Barr virus (“EBV”), clinical reactivation in patients with latent infection. At entry, 30 participants (39%) (16 teplizumab and 14 placebo) had antibodies against EBV in TN-10. At weeks 3-6 after study drug treatment, there was quantifiable EBV DNA in whole blood in eight of the seropositive participants – all in the teplizumab group, one of whom had symptoms of pharyngitis, rhinorrhea, and cough on day 38. In these participants, the EBV DNA levels were below the level of quantification between day 43 and 134 (average 77 days). At entry, 17 participants (ten teplizumab and seven placebo) had antibodies against cytomegalovirus (“CMV”). One teplizumab participant, who was CMV seropositive, had detectable levels of CMV DNA at day 20 that was undetectable by day 42. These results show that, while viral reactivation may be observed during the first weeks post-teplizumab administration, these are typically asymptomatic and that immune competence is maintained that results in the resolution of viremia.

The TN-10 trial results demonstrate that a single course of teplizumab significantly delayed the progression to clinical T1D in high-risk Stage 2 relatives who had at least two autoantibodies and dysglycemia. The median delay in the diagnosis of diabetes was approximately two years, and at the conclusion of the trial, the frequency of diabetes-free subjects was double in the drug (57%) vs placebo-treated subjects (28%). The relatively rapid rate of progression to clinical diabetes in the placebo group, consistent with the previously reported natural history, reflects the very high risk of these individuals and reflects the inevitability of progression from Stage 2 to Stage 3 disease, consistent with observations of high rates of beta cell killing in these subjects. The rapid development of clinical T1D may also reflect the enrichment of pediatric participants (72.4%) in whom the rate of progression is rapid. The safety profile was consistent with previous experience and teplizumab was well-tolerated.

At-Risk TN-10 Study – June 2020 Data Update

After the primary readout in the TN-10 study, patients were followed indefinitely in other TrialNet observational studies. On June 15, 2020, we announced that new data from the TN-10 study was presented on that date by TrialNet at the 2020 American Diabetes Association Annual meeting. These follow-up data demonstrated that the single 14-day course of teplizumab had delayed the onset of clinical T1D, as compared to placebo, by a median of approximately three years in at-risk individuals. In other words, the follow-up data from the TN-10 added approximately one year to the two-year median delay that was previously observed and reported in the primary analysis. The median time to clinical diagnosis of T1D after one course of teplizumab was approximately five years compared to approximately two years for the placebo group (unchanged from previously published data). Nearly half of those treated with teplizumab are estimated to be free of clinical T1D at five years. The hazard ratio was 0.457 or a 54 percent reduction in risk of developing clinical T1D (p=0.01).

In addition, teplizumab treatment was associated with a greater on-study C-peptide (p=0.009), a measure of a persons’ own insulin production, compared to placebo. For both groups, C-peptide AUC mean slopes preceding study entry were similar and declining. In the placebo group, this decline continued over the six months after study entry. By contrast, the teplizumab-treated group showed an increased C-peptide AUC over this period (p=0.02 relative to study entry).

Note: Adapted from presentation 277-OR at ADA 2020 (Sims et al, June 15, 2020).

Mechanistically, the association between the expansion of partially exhausted CD8 T cells and the delay of clinical T1D conferred by teplizumab, previously described in newly diagnosed T1D patients, was also confirmed in subjects at-risk. C-peptide levels at three, six and 18 months post-teplizumab administration correlated with the levels of exhausted CD8+ T cells in the circulation (p=0.01 vs placebo). Subjects with the highest increase (top quartile) in exhausted CD8 T cells at 3 months post-teplizumab had no progression to clinical T1D in the period of observation of the study (p=0.005 vs placebo). Finally, inflammatory cytokines IFN-gamma and TNF-alpha were lower in the exhausted CD8 T cells in teplizumab vs placebo-treated subjects (p<0.0001).

In summary, the follow-up results showed that teplizumab’s effect on delaying the onset of clinical T1D was not only consistent from previous analyses, but was durable and now extended the median delay to approximately three years, without any additional safety signals noted.

Stage 3 Program

Protégé Study

Protégé was a randomized, controlled Phase 3 clinical trial conducted in 83 centers in North America (U.S., Canada, Mexico), India, Israel, and Europe (Czech Republic, Estonia, Germany, Latvia, Poland, Romania, Spain, Sweden, Ukraine) completed between 2007 and 2011. Patients aged eight to 35 years with recently diagnosed T1D (≤12 weeks) were followed for 12 months (Protégé) and continued to 24 months (Protégé Extension). Three dose regimens of teplizumab were administered to 417 patients as intravenous infusions for six to 14 days; 99 patients received placebo. At 12 months, the primary efficacy endpoint, the proportion of patients with insulin use <0.5 U/kg per day and HbA1c <6.5%, ranged from 13.7% to 20.8% patients in the teplizumab groups, depending on dosing regimen, and 20.4% in the placebo group. The difference between teplizumab-treated patients and placebo-treated patients was not significant. The change in HbA1c from baseline also did not show a significant difference between teplizumab and placebo. However, subgroup analyses indicated the following findings:

●	We believe that the primary endpoint could have been achieved if cut-offs were changed to insulin use of <0.25 U/kg per day and HbA1c <7.0%, not only at 12 months but also at 24 months (figure below).

20

●

C-peptide levels significantly improved in the teplizumab group compared with placebo group in all patients, and further analyses indicated that this difference was more pronounced in younger patients (aged eight to 11 years) and patients enrolled in United States sites. These findings are consistent with other clinical trials, showing a stronger effect in T1D patients who are younger (<17 years), more recently diagnosed (<10 weeks), and with higher C-peptide levels at baseline.

Protégé Encore Study

Protégé Encore was a randomized, controlled Phase 3 clinical trial conducted in 125 centers in 16 countries completed between 2009 and 2012. Patients aged eight to 35 years with recently diagnosed T1D were to be followed for 24 months. Three dose regimens of teplizumab, given as intravenous infusions for six to 14 days, were compared with placebo. The primary endpoint, the proportion of patients with insulin use <0.5 U/kg per day and HbA1c <6.5% at 12 months, was not met. Study enrollment was stopped at 254 patients (400 planned) when the Protégé study showed that the primary endpoint was not met. Efficacy analyses were not conducted in this study.

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

SUBCUE Study

SUBCUE was a randomized, controlled Phase 1 clinical trial to evaluate the safety and tolerability, pharmacokinetic (“PK”), and pharmacodynamics (“PD”) of subcutaneously injected teplizumab conducted between 2010 and 2011. Patients aged 18 to 35 years who were diagnosed with T1D within 12 months were to be given three dosing regimens of teplizumab or placebo. Patients were to be followed for 91 days. However, the study was stopped after one subject was enrolled, upon the Protégé study results.

Safety Data

Teplizumab safety data in T1D subjects have been analyzed from five clinical studies with similar study characteristics including a randomized controlled design and testing the proposed cumulative dose of 9034 µg/m2 (~9.0 mg/m2) per treatment course. Four of these studies enrolled subjects with newly diagnosed Stage 3 clinical T1D (two Phase 2 studies, AbATE and Delay, and two Phase 3 studies, Protégé and Encore). One of these trials enrolled Stage 2 subjects in the At-risk (TN-10) study. The safety summary provided below pools data from the four Stage 3 clinical studies and a separate summary for the Stage 2, At-risk study (TN-10).

In Stage 3 teplizumab and placebo subjects, there were no major differences in the overall adverse events (“AEs”) (99.6% and 99.1%), and serious adverse events (“SAEs”) (12.2% (91 of 729 subjects), and 8.9% (19 out of 213 subjects), although there were more severe AEs in teplizumab subjects (59% and 25%). In At-risk Stage 2 subjects, there was a higher incidence of AEs, SAEs, and severe AEs in the teplizumab subjects compared with placebo (AEs: 97.7% and 68.8%, SAEs: 15.9% (7 of 44 subjects) and 3.1% (1 of 32 subjects), and severe AEs: 59.1% and 9.4%).

The most common AEs were related to decreases in white blood cells (lymphopenia, leukopenia and neutropenia) as well as rash. Lymphopenia was expected based on the mechanism of action of teplizumab and was observed in approximately 80% of Stage 3 and 73% of Stage 2 T1D subjects who received teplizumab compared with approximately 18% of Stage 3 and 6% of Stage 2 subjects who received placebo. Lymphopenia was commonly mild to moderate and resolved within 14 days. In Stage 3 T1D subjects, approximately 36% and 12% of teplizumab - and placebo-treated subjects, respectively, reported rash. In Stage 2 TID subjects, approximately 14% and 0% of teplizumab- and placebo-treated subjects, respectively, reported rash. In teplizumab-treated patients, the rash was predominantly mild to moderate and usually resolved within one to two weeks. Laboratory abnormalities were also reported as AEs. The main differences in incidence in teplizumab and placebo subjects were related to liver function tests. For example, increased alanine aminotransferase occurred in 27.8% and 12.7% of Stage 3 teplizumab and placebo subjects and 4.5% and 3.1% of Stage 2 teplizumab and placebo subjects. These transaminase elevations were likely due to cytokine effects on the liver, usually resolved within 14 days of dose completion, and did not cause significant or lasting clinical concern. Cytokine release syndrome, which may include symptoms of rash, headache, nausea, vomiting, and chills/fever, occurred in 6% and 1.4% of teplizumab- and placebo-treated Stage 3 subjects and 2.3% and 0% of teplizumab- and placebo-treated Stage 2 subjects. Cytokine release syndrome was predominantly mild to moderate in severity, and in the majority of subjects (~80%), the treatment course was completed.

In both Stage 3 and Stage 2 subjects, a total of 118 subjects (98 teplizumab (12.4%), 20 control (8.2%)) experienced 1 or more SAEs for a total of 167 SAEs. The majority, 76.7%, (128 out of 167) of SAEs were not considered treatment-related, while 23.4% (39 out of 167) were deemed related.

●

In Stage 3 subjects, 110 of 729 total participants (91 teplizumab (12.2%), 19 control (8.8%)) reported at total of 158 SAEs. The most common SAEs were related to diabetes control including diabetic ketoacidosis, hypoglycemic seizures/unconsciousness, hyperglycemia, hypoglycemia (consistent with the underlying disorder) and were reported in 4.9% and 2.3% of Stage 3 teplizumab and placebo subjects, respectively. These events did not occur in any Stage 2 subjects.

●

In Stage 2 subjects, 8 of 76 total participants (7 of 44 teplizumab (15.9%), 1 of 32 controls (3.1%)) reported a total of 9 SAEs during the study. Of the 8 SAEs reported in teplizumab subjects, 4 were infections (pneumonia, cellulitis, wound infection, and gastroenteritis). Two of the 8 SAEs reported in teplizumab subjects were considered by the investigators to be related to study treatment and included serum sickness and pneumonia.

Three deaths were observed in Stage 3 subjects and categorized by the principal investigator (in accordance with International Conference on Harmonisation/Good Clinical Practice guidelines) and included in the Investigator Brochure for teplizumab filed with the FDA. The relationship between each death and teplizumab is listed in the Investigator Brochure as follows: one death, “none”; one death “not related”; and one death “unlikely.” The specific causes of deaths were (1) unknown for subject with gastrointestinal symptoms which the relationship was listed as “none” in the Investigator Brochure, (2) anterior myocardial infarction with ventricular tachycardia and cardio-respiratory arrest for which the relationship was listed as “not related” in the Investigator Brochure and (3) diabetic ketoacidosis for which the relationship was listed as “unlikely” in the Investigator Brochure. No deaths were reported in Stage 2 subjects.

The most common severe AE occurring in at least 10% of Stage 3 subjects was lymphopenia observed in 43.6% (326 out of 729 subjects) and 5.2% (11 out of 213 subjects) of teplizumab and placebo subjects, respectively. In Stage 2 subjects, lymphopenia was also the most frequently observed severe AE, occurring in 47.5% (21of 44 subjects) teplizumab-treated subjects but none of the placebo subjects. This AE is consistent with the mechanism of action of teplizumab.

Overall, in both Stage 3 and Stage 2 subjects, infections were reported in comparable rates between teplizumab and controls (53.0% vs 52.7%) with the most common infections reported involving upper respiratory infections (19.0% vs 17.6%), nasopharyngitis (11.1% vs 9.4%) and pharyngitis (5.1% vs 4.5%). The rate of primary EBV infections does not appear to be increased with teplizumab (1.9% vs 3.6%). While there were more cases of EBV reactivation with teplizumab (3.9% vs 1.2%), they were asymptomatic in the majority of subjects and were associated with transient viremia.

The safety profile of teplizumab in the at-risk population (Stage 2 T1D), appeared to be comparable with those of newly diagnosed patients (Stage 3 T1D). No new safety signals were identified. The majority of the adverse events were mild to moderate and were transient and manageable.

Phase 2 Clinical Trial of teplizumab in combination with AG019 in newly diagnosed T1D patients

This is a Phase 1b/2a clinical trial being conducted in collaboration with Precigen exploring the combination of teplizumab with Precigen’s AG019 in participants with recent-onset T1D. AG019 is a capsule consisting of engineered Lactococcus lactis specifically modified to deliver human proinsulin and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of the gastro-intestinal tissues. The primary objective of the study is to assess the safety and tolerability of different doses of AG019 alone as well as AG019 in association with teplizumab. The secondary objectives of this study are: to obtain PD data of AG019 alone as well as AG019 in association with teplizumab; and PK data to determine the potential presence of AG019 in systemic circulation (safety - systemic exposure) and the presence of L. lactis bacteria in fecal excretion (local exposure). The study will enroll 48 participants and will be conducted in two phases:

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

The study commenced in October 2018 and is currently enrolling the Phase 2a. In January 2021, Precigen presented the following positive interim data from the Phase 1b (monotherapy) and Phase 2a (combination) arms of the study:

●	AG019 monotherapy as well as the combination of AG019 and teplizumab were well-tolerated and safe.
●	58% (7/12) and 70% (7/10) adult showed insulin C-peptide stabilization at 6-months in monotherapy and combination arms, respectively.
●	Increase in pre-proinsulin (PPI) - specific Type 1 regulatory (Tr1) cells in both monotherapy and combination arms.
●	Significant decrease in PPI-specific CD8+ T cells in both monotherapy and combination arms.

PRV-101 (CVB Vaccine) for Acute Infection and T1D

PRV-101 is a polyvalent (more than one strain) prophylactic CVB vaccine intended to prevent acute CVB infection and the development of CVB-induced T1D and celiac autoimmunity. Based on epidemiological and pre-clinical study data to date, we believe that, if successful, PRV-101 may prevent up to 50% of T1D cases and up to 20% of celiac cases. Preclinical studies completed to date by Vactech and replicated independently by us demonstrate that CVB triggers diabetes in animal models of T1D and that vaccination against CVB protects mice from acute infection as well as prevents the onset of diabetes triggered by CVB infection.

Current Clinical Development Program

First in Human Phase 1 Clinical Trial of PRV-101 (PROVENT Study)

In December 2020, we announced the initiation of the PROVENT (PROtocol for coxsackievirus VaccinE in healthy voluNTeers) study, a first-in-human study of PRV-101 for the prevention of acute CVB infection and the potential delay or prevention of T1D and celiac disease.

PROVENT is a placebo-controlled, double-blind, randomized first-in-human study being conducted at the Clinical Research Services Turku - CRST Oy, a clinical trial unit in Turku, Finland. The study’s primary endpoint is the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity will also be evaluated. The primary objective of this first-in-human (“FIH”) clinical trial is to evaluate the safety and tolerability of multiple doses of PRV-101 administered at two different dose levels. A secondary objective is to evaluate the immunogenicity of PRV-101 (ability to elicit antibodies, including neutralizing antibodies, against CVB). Results of PROVENT are expected in the fourth quarter of 2021.

CVB Infection Market

Enteroviruses are responsible for an estimated ten to 15 million symptomatic infections in the United States annually. CVB contributes to a major part of the healthcare costs of enteroviruses as they cause the most serious complications and are among the most frequently reported enteroviral infections according to the CDC. Acute CVB infection is usually asymptomatic or causes common cold-type symptoms. It often also leads to a febrile illness associated by rash, hand-foot-mouth disease and/or mild GI distress. However, CVB infections also cause more severe manifestations including pericarditis, myocarditis, meningitis and pancreatitis.

-	Myocarditis: CVB is the most common etiologic agents for myocarditis in the Western world, responsible for up to 33% of cases of myocarditis. Myocarditis is an important cause of sudden unexpected death: the prevalence of myocarditis in children and adolescents leading to sudden unexpected death has been reported to be as high as 8% to 42%. In certain individuals, acute myocarditis progresses to chronic myocarditis and dilated cardiomyopathy, which is a severe life-threatening condition.

-	Otitis media: otitis media (middle ear inflammation) may develop in patients with upper respiratory disease caused by enterovirus. Otitis media constitutes 18% of physician visits in the United States (largest single reason in children). The costs of otitis media treatment in the United States were estimated to be approximately $3 billion in 2014.
-	Meningitis: CVB is a common cause of enteroviral meningitis. Meningitis beyond the neonatal period is characterized by the sudden onset of fever of 38-40°C. Headache and photophobia are almost universally reported in these patients. Reports on the incidence of viral meningitis vary from approximately 50,000 hospitalized cases to over 2 million cases of aseptic meningitis per year. Based on 300,000 annual cases of aseptic meningitis in the United States (of which enteroviruses, and coxsackie viruses in particular, are the most common cause), the economic impact is estimated to be $1.5 billion in direct costs alone.

Overview of CVB Infection of the Pancreas, T1D and PRV-101’s Mechanism of Action

Longitudinal studies of more than 200,000 children studied for up to two decades in Finland by our technology licensor, Vactech, and its collaborators (“DIPP Study”), identified CVB infection as a likely environmental trigger in the onset of T1D autoimmunity and T1D-associated celiac disease (“CD”) autoimmunity. Subsequent full-virome analysis of the TEDDY Study (400,000 children international study) confirmed that CVB is the only virus whose persistent infection is associated with the development of T1D and celiac disease autoimmunity (T1D-associated and also independent of T1D).

CVB infection is very common and is responsible for various symptoms and complications ranging from mild respiratory disease, gastrointestinal disturbances and hand-foot-mouth disease to life-threatening cardiomyopathy and meningitis. However, in patients with a certain genetic background, CVB appears responsible for the development of autoimmunity. The T1D association with CVB infection has been observed in independent cohorts in 15 countries, including in North America, Europe and Australasia. These epidemiological observations have been substantiated by biological experimentation. Insulin-producing beta cells in the pancreas express specialized receptors associated with the transport, storage and release of insulin. These receptors appear to be used by CVB to preferentially infect these cells and polymorphism in these receptors are associated with development of T1D autoimmunity. Infection by enteroviruses can be detected in the pancreatic beta cells of approximately 60% of T1D patients and in the gut of most patients with T1D-associated CD. Importantly, if mothers have anti-CVB immunity at the time of the pregnancy, a 50% reduction in the onset of T1D autoimmunity (T1D-associated auto-antibodies) has been observed in their offspring, presumably due to protection by maternal antibodies passed on to the fetus. This observation strongly suggests the potential efficacy of CVB vaccination for children and/or mothers, resulting in the development of protective antibodies potentially capable of preventing or delaying the onset of T1D.

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

Enterovirus RNA in Blood is Linked to the Development of T1D

OR: odd ratio; CI: confidence interval; EV: enterovirus

Preclinical Evaluation PRV-101

Preclinical Data for PRV-101

The mechanism of action and efficacy of PRV-101 is supported by the results of several in vivo studies. Inactivated CVB-based viral vaccines efficiently protect mice from CVB infections and from viral spread to the pancreas, as seen for CVB1 and CVB3 vaccines. Similar experiments conducted with a vaccine covering all six CVB serotypes demonstrated that it can induce a strong neutralizing anti-CVB response in mice and protect the animals against multiple CVB infections from the corresponding live viruses. Independent experiments confirm that CVB infection can accelerate T1D onset in T1D susceptible NOD (Non-obese diabetic) or SOCS-1-Tg (suppressor of cytokine signaling 1 transgenic) mice, suggesting that protection from CVB infection would therefore protect against T1D development. This hypothesis has been confirmed in experiments conducted by the Karolinska Institute (Sweden) and the University of Tampere (Finland), demonstrating that CVB1 and CVB3 vaccines produced by Provention indeed protected SOCS-1-Tg mice against T1D induced by CVB1 and CVB3, respectively. These mice develop T1D after CVB infection as a consequence of a direct infection of insulin-producing beta cells in the pancreas and the subsequent immune response against the beta cells, mimicking human T1D. A three-injection vaccination course induced robust neutralizing antibody responses against CVB1/CVB3 and protected mice from both CVB1/CVB3 infection and CVB1/CVB3-driven T1D. CVB1/CVB3 infection led to a loss of insulin-producing cells in unvaccinated mice, which also was prevented by the vaccine. These data strongly supported the development of PRV-101 for the prevention of T1D in humans.

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

Important from a safety point of view, the formalin-inactivated CVB1 vaccines did not cause any undesirable effects in the pancreas. There was no vaccine-induced pancreatic pathological change, islet autoimmunity or diabetes in the vaccinated mice. Similar results were obtained for Provention-manufactured CVB1 and CVB3 vaccines (not shown).

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

CTA-Enabling Program to Support FIH Study

The CVB vaccine toxicology program to date has consisted of Good Laboratory Practices (“GLP”) and non-GLP safety and immunogenicity studies conducted in mice. These studies were designed to identify and characterize potential toxicities associated with PRV-101 treatment, including those arising from the immune responses induced by the product. They mirrored the administration regimen that is now used in the PROVENT FIH study, and by the same route of administration.

Pharmacology studies have also been conducted to determine the desired composition of the vaccine, leading to successful GMP manufacturing of the final polyvalent vaccine for clinical trials.

PRV-3279 (Humanized CD32B x CD79B Dual Affinity Biologic for SLE and Other Autoimmune Diseases)

PRV-3279 is a humanized CD32B x CD79B dual affinity biologic in a new class of bispecific scaffold antibody-like molecules called DARTs. It is designed to simultaneously bind to CD32B and CD79B on B cells. The simultaneous binding of both CD32B and CD79B triggers CD32B-coupled immunoreceptor tyrosine-based inhibitory motif signaling, which leads to the suppression of B cells activated to produce auto-antibodies, while not causing broad B cell depletion.

We believe PRV-3279 may intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells.

Current Clinical/Preclinical Development Program

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

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL study. PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters. Data from PREVAIL-1 was presented at the American College of Rheumatology (ACR) conference in November 2020.

Based on these results, we plan to commence the Phase 2a portion of the PREVAIL study in lupus patients in the second half of 2021.

Our ultimate goal is to determine if PRV-3279 can intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells. Part 2 will have a planned treatment duration of six months and endpoints will include lupus clinical assessments and biomarker measurements. Clinical endpoints will include the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K), the British Isles Lupus Assessment Group score, urine protein to creatinine ratio, and daily glucocorticoid use. Additional biomarkers will include urinary/renal markers (e.g., serum creatinine, estimated glomerular filtration rate) and blood/circulating markers (e.g., auto-antibodies, complement (C3 and C4), B cell function/phenotype, including CD32B expression/response relationship).

In support of the clinical evaluation of PRV-3279 in lupus in PREVAIL-2, we and our partner, MacroGenics, studied the effect of PRV-3279 on B cells from lupus patients ex vivo. PRV-3279 was able to reduce the activation of these B cells similarly to its effects on healthy volunteer B cells, regardless of the activity level of the lupus patients. These data were presented at the ACR conference in November 2020.

Current Preclinical Development Program

Preclinical Studies for the Prevention of the Immunogenicity of Biotherapeutics Including Gene Therapy

We believe that PRV-3279 has the potential to prevent or reduce the immunogenicity of biotherapeutics, including but not limited to gene therapy vectors and transgenes (new proteins expressed as a result of the gene therapy).

As the field of gene therapy advances, patients’ immune responses to the viral vectors and the transgene products remain a key challenge negatively impacting the safety, efficacy and ability to deliver additional courses systemically. One of the current mitigation strategies to overcome these immune responses is pharmacological modulation of the patients’ antibody immune responses with the B cell depleting agent rituximab in combination with the immune-suppressive agent sirolimus. Prolonged use of rituximab has been associated with certain adverse events. The use of PRV-3279, as a non-depleting B cell inhibitor, is a potential strategy to address this unmet need in serious genetic diseases.

PRV-3279 has been shown to reduce B cell responses to viral antigens using an experimental vaccine challenge in Phase 1. In January 2021, we announced positive pre-clinical data in a mouse model of gene therapy for Pompe disease. A PRV-3279 mouse surrogate was tested in mice transgenic for human CD32B, which received gene therapy with an AAV vector AAV9 encoding for the enzyme GAA gene. Errors in the GAA gene cause the serious human glycogen storage disease type II (Pompe disease).

In the study, the PRV-3279 surrogate reduced anti-AAV9 vector antibody levels in a dose-dependent fashion. Anti-AAV9 antibodies have been linked to reduced efficacy, safety concerns and the inability to re-dose patients, and thus, based on these and other study data, we believe PRV-3279 co-administration with gene therapy products has the potential to improve the safety and efficacy of this therapeutic modality. The PRV-3279 surrogate in combination with sirolimus increased skeletal muscle levels of GAA enzyme expression. Consistent with prior results from clinical trials in healthy human subjects, the PRV-3279 surrogate decreased IgM production and was well tolerated.

Based on these data, we plan to look for opportunities to work with academic and industry experts to combine PRV-3279 with gene therapy and other biotherapeutic products to further our mission of preventing and intercepting devastating immune-mediated conditions.

SLE Market and Other Opportunities for PRV-3279

Sales of therapies to treat SLE are expected to climb to nearly $3 billion by 2025-2027, approximately 7-8% annual growth from 2019. This growth is driven primarily by treatments that target B cells belimumab, with a new indication in lupus nephritis in 2020, and off-label use of rituximab - and the approval of new mechanisms (voclosporin for lupus nephritis, approved in January 2021, and the expected approval of novel mechanisms such as Type I interferon inhibitors for SLE). The uptake of belimumab has been driven largely by safety rather than substantial efficacy, supporting the unmet need and potential for novel and safe non-depleting B cell therapies with greater efficacy.

In addition to SLE, PRV-3279 has the potential to treat other B cell- and auto-antibody-driven autoimmune diseases. Such diseases include multiple sclerosis and RA, where B cell therapies rituximab and recently approved ocrelizumab (Ocrevus) have sales in excess of $1 billion. Several niche/orphan indications may also be explored, including T1D (potentially in combination with teplizumab), Sjogren’s syndrome, vasculitis (e.g., polymyalgia rheumatica, giant cell arteritis, Behçets disease), myasthenia gravis, pemphigus, neuromyelitis optica, anti-NMDA receptor encephalitis, Guillain-Barré syndrome, chronic inflammatory demyelinating polyneuropathy, Grave’s ophthalmopathy, IgG4-related disease, and idiopathic thrombocytopenic purpura.

SLE Background Information

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

The pathogenesis of SLE is characterized by an abnormal overactivation of B cells and subsequent pathologic production of auto-antibodies (antibodies that attack one’s own cells and tissues). Uncontrolled activation of B cells is normally terminated when the activating stimulus is exhausted and when a negative feedback loop is triggered by the engagement of an inhibitory Fc receptor (“FcR”), known as FcgammaRIIb (“CD32B”). Mutations in the CD32B gene in humans are associated with an increased likelihood of SLE, and reduced expression of CD32B is apparent in B cells from SLE patients. It is thought that activation of this inhibitory pathway could ameliorate the overactive B cell-driven pathology of SLE and other autoimmune diseases. In addition, the excess auto-antibodies produced bind to target antigens and form immune complexes.

When the B cell receptor (“BCR”) (which is the “Y” shaped molecule, resembling an antibody in the figure below) is bound and activated by an antigen, it initiates a cascade of biochemical changes necessary for the activation of the CD32B inhibitory pathway, thus triggering the negative feedback loop. CD79B is a subunit of the BCR that plays a key role in this process when it is close to CD32B. Therefore, if a pharmacologic treatment is to activate the CD32B inhibitory pathway, it also has to simultaneously bind to CD79B. PRV-3279 (formerly MGD010), is a humanized CD32B x CD79B DART protein developed originally by MacroGenics as a bi-specific therapy with these properties, and thus a potential treatment for SLE and other similar diseases. It is designed to simultaneously bind to CD32B and CD79B on B cells.

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

In December 2020 and January 2021, the FDA approved belimumab and voclosporin, respectively, for the treatment of lupus nephritis. We will focus development of PRV-3279 in SLE.

Overview of CD32B Biology and Relevance in Lupus

CD32B is expressed widely on the surface of human B cells. In addition to its expression on B cells, CD32B is also expressed on other immune cells such as dendritic cells, macrophages, neutrophils, and mast cells. It is a single-chain protein with a portion that sits outside of the cell membrane, which can be bound by chemical signals.

CD32B is the only known inhibitory FcR in the immune system. It plays an important role not only for innate and adaptive immune responses, but also in the maintenance of immune tolerance and controlling autoimmunity. Mice deficient in CD32B have increased antibody responses due in part to chronic B cell activation, and as a result, develop autoimmune disease similar to human SLE. In contrast, B cell-specific overexpression of CD32B and cross-linking of CD32B with antibodies ameliorate the incidence and severity of lupus in mouse lupus models. In humans, mutations and decreased expression of the CD32B gene are associated with an increased likelihood of SLE. These results underscore the important role of CD32B in regulating the antibody immune response and suggest that drug-mediated engagement of CD32B could provide therapeutic benefit in autoimmune diseases by dampening the effects of chronically activated B cells and reducing the production of auto-antibodies. In particular, preventing the production of auto-antibodies could intercept the disease course in lupus nephritis, a subtype of lupus driven by accumulation of auto-antibodies and immune complexes (a mass of antibodies and other molecules) in the kidneys.

Consistently, a monoclonal antibody anti-CD19 which binds CD32B with high affinity, XmAb5871 (Xencor), was shown in 2018 to be efficacious -albeit missing the primary endpoint- in a Phase 2 lupus trial, particularly in patients with B cell biomarker signatures, providing indirect validation for the potential of PRV-3279 in lupus. XmAb5871, which has shown thrombocytopenia (unlike PRV-3279, XmAb5871 binds to CD32A, which is expressed on platelets), has not moved forward in development to date.

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

To prolong its half-life in the body, PRV-3279 contains a human IgG1 Fc region (a specific antibody fragment) that is manipulated to eliminate its effector function. As a molecule designed to inhibit immune responses, PRV-3279 does not activate any part of the immune system either in the body or in laboratory tests. PRV-3279 also does not bind to platelets, a unique feature compared to competing molecules targeting CD32B that are associated with toxicity due to binding to platelets (e.g., XmAb5871, an anti-CD19 mAb which binds to CD32 via the Fc fragment).

Prior Preclinical Evaluation of PRV-3279

The only nonhuman species that PRV-3279 binds to is chimpanzees. An initial non-GLP study with PRV-3279 in chimpanzees demonstrated it to be well tolerated at all doses, with an assigned no observed-adverse-effect level (“NOAEL”), of 10 mg/kg.

Due to the lack of target binding, chronic four-week and three-month repeat-dose GLP toxicology studies were performed using a surrogate DART molecule similar to PRV-3279 that was designed to target human CD32B and mouse CD79B in a transgenic mouse line that expresses human CD32B. A NOAEL at the highest dose of 50 mg/kg was assigned in the three-month study. We believe these studies, and our regulatory interactions, support the advancement of PRV-3279 in long-term efficacy studies in humans, such as PREVAIL-2.

Prior Clinical Evaluation and Proof of Mechanism for PRV-3279

To date, there have been two clinical trials completed with PRV-3279. The first study was conducted at a single site in the U.S., from February 2015 to February 2017 and was a FIH, double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of PRV-3279 in healthy adult volunteers.

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

The second study was the Phase 1b portion of the PREVAIL study, which was a double-blind, placebo-controlled, multiple ascending dose study in 16 health volunteers described above.

PRV-015 (human anti-interleukin 15 mAb) for Non-Responsive Celiac Disease (NCRD)

PRV-015 is a fully human immunoglobulin (“IgG1) mAb that binds to and inhibits pro-inflammatory cytokine interleukin (IL-15), which has been identified as a major mediator in the pathophysiology of celiac disease. PRV-015 has emerged as a leading candidate for the treatment of nonresponsive celiac disease, in which patients continue to have disease activity despite ongoing gluten free diet (“GFD”).

PRV-015 has undergone clinical testing in approximately 250 subjects who have received PRV-015 across two Phase 1 (healthy volunteers and psoriasis, rheumatoid arthritis (“RA”) and three Phase 2 clinical trials (celiac disease, RCD-II, RA). No serious adverse events deemed related to PRV-015 were observed that would preclude further clinical development. Proof of mechanism and/or proof of concept was demonstrated in RA, celiac disease and refractory celiac disease Type II. The effect of PRV-015 in celiac disease was evidenced by reduction in inflammation and symptoms after a controlled gluten challenge in a Phase 2a clinical trials with 63 celiac patients.

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

Current Clinical Development Program

Phase 2b Clinical Trial of PRV-015 in Celiac Disease (PROACTIVE Study)

We and our partner Amgen conducted chronic toxicology studies in 2019 and early 2020. In August 2020, we initiated the PROACTIVE study (PROvention Amgen Celiac ProtecTIVE Study), a randomized, double-blind, placebo-controlled, parallel-group, multicenter Phase 2 clinical trial in adult patients with NRCD. PRV-015 will be administered every two weeks via subcutaneous route for six months. The hypothesis of this study is that PRV-015 will be superior to the GFD at intercepting the effects of contaminating gluten exposure in celiac patients following a GFD, as measured by symptoms and objective signs of intestinal inflammation after 24 weeks of treatment. Approximately 220 subjects are planned to be enrolled. We expect to report top line results for the Phase 2b PROACTIVE study in 2022.

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

Gluten is the main protein present in some of the most common cereals (wheat, barley, rye). Modern diets are increasingly enriched with gluten and it is also used as an additive in processed foods, cosmetics and oral medications. Gluten is also present in trace amounts in foods labeled as “gluten-free”, as a tableting excipient, and in products such as toothpaste and lipstick. As little as 50mg/day of gluten triggers the disease. A normal diet contains >10 g/day, 200 times the amount that causes damage and intestinal histological abnormalities. As such, celiac patients face enormous challenges to follow a strict GFD.

The pathophysiology of celiac disease is characterized by an abnormal immune response to gluten. Humans lack enzymes to fully digest gluten, which against the right genetic background triggers inflammation and autoimmunity in the intestine and in other organs. An adaptive immune response is triggered when gluten peptides are deamidated in the extracellular space, by the enzyme tissue transglutaminase, normally an intracellular enzyme that is released by damaged cells. This deamidation renders gluten peptides high-avidity binders to HLA-DQ2 and HLA-DQ8, which present these peptides to intestinal CD4+ T cells, thereby activating these T cells and initiating the inflammatory cascade. The innate immune system’s intraepithelial lymphocytes (“IELs”), primarily CD8+, are able to directly lyse and destroy intestinal epithelial cells, damaging the mucosal lining of the small intestine, in response to IL-15 release stimulated by gluten peptides. In healthy individuals, the activated T cells are controlled by Tregs, but this does not happen in celiac disease as IL-15 confers the effector CD4+ T cells resistance to suppression by Tregs.

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

Overview of IL-15 Biology and PRV-015 Mechanism of Action

IL-15 is a pro-inflammatory cytokine that serves as a potent growth, survival, and activation factor for T cells, particularly IELs, and for natural killer (“NK”), cells. Increased expression of IL-15 has been demonstrated in a variety of inflammatory conditions, including celiac disease, RA, and psoriasis. IL-15 is considered a central regulator of celiac disease immunopathology and a non-redundant driver of lymphomagenesis in RCD-II.

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

Figure 1. Multiple actions of IL-15 in the pathophysiology of celiac and refractory celiac disease

PRV-015 (formerly AMG 714 and HuMax-IL15), is a fully human immunoglobulin (IgG) mAb which binds to and inhibits the function of IL-15 in all its forms (cis, trans, soluble IL-15 bound to IL-15R). PRV-015 inhibits IL-15-induced T cell proliferation and shows a dose-dependent inhibition of IL-15-induced TNF- production. PRV-015 underwent preclinical testing and was subsequently evaluated in a Phase 1 and Phase 2 study in subjects with RA, in a Phase 1 study in healthy volunteers and in patients with psoriasis, and in two Phase 2a studies in celiac disease and refractory celiac disease Type-II.

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

There was no development of anti-drug antibodies to PRV-015 in healthy volunteers, patients with psoriasis or patients with refractory celiac disease. Only one RA patient in the phase 2b study was positive for anti-drug antibodies. Approximately 14% of patients with celiac disease developed anti-drug antibodies in the Phase 2a clinical trial, with an additional 10% presenting pre-existing anti-drug antibodies, a reflection of the abnormal antibody responses which characterize celiac disease. The anti-drug antibodies were not associated with injection reactions or adverse events, and they were non-neutralizing, with no impact on PK.

Proof of Mechanism for PRV-015 and Prior Clinical Evaluation

PRV-015 was initially developed for RA in two small Phase 1 and 2 studies with approximately 200 patients with moderate-to-severe disease. Although PRV-015 missed the primary endpoint in the Phase 2 study at week 14, the results were significant at weeks 12 and 16, establishing proof-of-concept. Approximately 60% of patients with active RA in both Phase 1 and Phase 2 studies versus approximately 30% of patients in the placebo groups demonstrated a response to treatment as measured by the American College of Rheumatology 20% improvement score (ACR 20) at 8 and 12 weeks, respectively. PRV-015 also led to decreases in RA inflammatory biomarkers such as C-reactive protein and erythrocyte sedimentation rate. PRV-015 was not effective in psoriasis in a small Phase 1 study, suggesting PRV-015’s action is selective, unlike that of broad systemic immune suppressants.

Upon gluten challenge in a Phase 2 clinical trial in celiac disease (CELIM-NRCD-001), PRV-015 did not prevent gluten-induced architectural mucosal injury, and thus missed the primary endpoint, yet the high dose of PRV-015, 300 mg, showed statistically significant attenuation of gluten’s effects on the change from baseline in intestinal inflammation, in patient-reported symptom questionnaires (the Celiac Disease Patient Reported Endpoint, CeD PRO, a registrational endpoint in NRCD) and in diarrhea, compared with placebo. The totality of the results from the patients who had gluten challenge indicate that 300 mg PRV-015 (formerly AMG 714) given every two weeks can ameliorate the inflammation and symptoms caused by substantial gluten exposure, the first demonstration of such dual benefit in intestinal inflammation and symptoms for any experimental medication for celiac disease. The results suggest that PRV-015 can be a potential adjunctive treatment for NRCD to the GFD to ameliorate or resolve persistent inflammation seen in the majority of celiac patients already on GFD.

In the Phase 2a clinical trial in RCD-II (CELIM-RCD-002), the primary endpoint (reduction in intestinal IELs) was not achieved, yet PRV-015 showed statistically significant benefit over placebo in reducing T cell receptor clonality (no increase in clonality with PRV-015) and symptoms (diarrhea). Other endpoints, such as histology, did not reach statistically significant differences between groups, but the results consistently favored PRV-015 numerically. PRV-015 was generally well tolerated, with no observed immunogenicity.

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

Summary of clinical trials

Study Number (Phase; Sponsor)	Key Design Features	Dose Route, Duration	Study Population
Hx-IL15-001 (Phase 1; Genmab)	Double-blind, placebo-controlled, single SC infusion, dose escalation, study with open-label, repeat-dose (4 weekly doses) follow-up	Initial single dose: 0 or 0.15 to 8 mg/kg SC infusion Repeated dose: 0.5 to 4 mg/kg SC infusion once weekly for four weeks. five doses over eight weeks	30 subjects with RA

20030210 (Phase 2; Genmab/ Amgen)	Double-blind, placebo-controlled, multiple SC infusion, parallel-group, multicenter study	0 or 40 to 280 mg SC infusion dose every two weeks for 12 weeks with initial 200% loading dose	180 subjects with RA

20050193 (Phase 1; Amgen)	Double-blind, placebo-controlled, single SC or IV doses, dose-escalation study	SC doses: 0, 30, 100, 300 or 700 mg (cohorts 1 to 4) IV dose: 0 or 100 mg (cohort 5)	40 healthy subjects

20060349 (Phase 1b/2a; Amgen)	Double-blind, placebo-controlled, multiple SC doses, dose-escalating study	0 or 150 mg SC (cohort 1) 0 or 300 mg SC (cohort 2) Every two weeks for 12 weeks	22 subjects with moderate to severe psoriasis

CELIM-NRCD-001 (Phase 2a; Celimmune)	Double-blind, placebo- controlled, SC, parallel group, multicenter study	0, 150 mg or 300 mg PRV-015 once every two weeks for six consecutive doses over ten weeks	63 subjects with NRCD

CELIM-RCD-002 (Phase 2a; Celimmune)	Double-blind, placebo controlled IV infusion, parallel group, multicenter study	0 or 8 mg/kg IV, a total of seven times over ten weeks	24 subjects with Type II refractory celiac disease

Safety of PRV-015

Approximately 250 subjects have been exposed to PRV-015 to date, including approximately 200 subjects for 12 weeks of biweekly dosing. In all studies to date, PRV-015 was generally well tolerated by healthy volunteers, patients with active RA, and patients with celiac disease or RCD-II. While PRV-015 has the potential, to increase susceptibility to infections as is the case with immune modulators, PRV-015 has not demonstrated this effect in the six clinical trials completed to date. No deaths or clinically significant changes in laboratory parameters were observed, including no NK cell depletion.

The only adverse events clearly increased in PRV-015-treated patients have been injection site reactions, which were more commonly reported in subjects exposed to PRV-015, in a dose-dependent fashion (up to ~52% on PRV-015 vs ~26% in placebo in the celiac Phase 2a clinical trial), and nasopharyngitis (most cases with suspected allergic origin at a single site in RCD-II). In the population which will be studied in Phase 2b, celiac disease, there were no SAEs in the Phase 2a clinical trial, while there were six SAEs (five on PRV-015 and one on placebo) in the RCD-II, a much sicker patient population with immune suppression at baseline. Of the five SAE on PRV-015 in RCD-II patients, two were infections (both resolved while on PRV-015). There was one mild balance disorder (considered unlikely to be related to PRV-015 and resolved while on the drug). Another patient had mild cerebellar syndrome which lead to discontinuation from the study.

PRV-6527 (Small Molecule CSF-1R Inhibitor) for Crohn’s Disease

PRV-6527 (previously known as JNJ-40346527) is a highly potent and selective small-molecule oral inhibitor of CSF-1R, which we acquired the rights to for irritable bowel diseases (“IBDs”), including Crohn’s disease, in April 2017. It was developed by Janssen and has undergone clinical testing in 178 subjects to date, across Phase 1 (healthy volunteers; 94 received single dose up to 600 mg or two doses of 450 mg) and two Phase 2 clinical trials (RA 63 patients received 200 mg/day for 12 weeks; and 21 Hodgkin’s lymphoma (“HL”), patients received 150 mg/day to 650 mg/day for at least three weeks). No serious adverse events deemed related to PRV-6527 were observed that would preclude further clinical development and proof of mechanism was demonstrated based on inhibition of CSF-1R signaling and myeloid cell counts in blood. While clinical data in the RA study was inconclusive and did not demonstrate efficacy in this disease, PRV-6527 ameliorates Crohn’s-like disease in mouse models, and CSF-1R and its pathway are upregulated in CD.

We conducted a Phase 2a proof of concept clinical trial, referred to as the PRINCE study, in approximately 80 patients with CD to assess a clinical and histologic/tissue (gut mucosa) anti-inflammatory effects after 12 weeks of treatment with PRV-6527. This study evaluated doses and dosing duration that were previously tested by Janssen. The primary efficacy endpoint of the study was the change in the Crohn’s Disease Activity Index (CDAI) score at week 12. While PRV-6527 demonstrated a substantial improvement in this symptom driven score at week 12, it did not differentiate from placebo. This high placebo response was deemed to be possibly related to the standard of care and/or background medication used (~85%) in the study’s predominantly biologic-naïve population. PRV-6527 was associated with improvements in several key secondary objective endpoints in the steroid-free population (75% of study subjects), including mucosal endoscopy (as assessed by the Simple Endoscopic Score for Crohn’s Disease, SES-CD) and tissue histology (as measured by the Global Histological Activity Score, GHAS). Analysis of exploratory serum and tissue biomarkers showed that patients treated with PRV-6527 had significant reductions in circulatory inflammatory monocytes, as well as macrophages, dendritic cells and the CSF1 gene signature in colonic tissue, providing proof of mechanism in the interception of inflammatory myeloid cells. PRV-6527 was found to be generally well tolerated, with no drug-related serious adverse events. In December 2019, Janssen declined to exercise its right to buy back PRV-6527 from us for a one-time payment of $50.0 million and single-digit royalties on future net sales in inflammatory bowel disease indications. We retain the rights and are free to sublicense the program on a worldwide basis to another partner in the field of inflammatory bowel disease.

Significant Contracts and Agreements Related to Research and Development Activities

License and Acquisition Agreements

MacroGenics Asset Purchase Agreement

In May 2018, we entered into the MacroGenics Asset Purchase Agreement with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the MacroGenics Asset Purchase Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a BLA for a first indication in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements we assumed pursuant to the Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

Vactech License

In April 2017, we entered into a License Agreement with Vactech, pursuant to which Vactech granted us exclusive global rights for the purpose of developing and commercializing the CVB vaccine platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million shares of our common stock to Vactech. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. Vactech is obligated to transition its intellectual property, provide reference samples, assist with the technology transfer to a third-party contract manufacturer, and participate on our scientific advisory board. In addition, we may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which, $0.5 million became payable to Vactech in January 2021 upon the dosing of the first patient in the Phase 1 PROVENT study. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech Agreement may be terminated by us on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If we terminate the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the European Union, and if we terminate the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America and expires upon the expiration of our last obligation to make royalty payments to Vactech.

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

Amgen License and Collaboration Agreement

In November 2018, we entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (formerly AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019 through the purchase of 2,500,000 shares of our common stock. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case we will have an option to negotiate for the transfer to us of rights to AMG 714 pursuant to a termination license agreement between Amgen and us. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, we would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if we are not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to us.

Intravacc Development Services Agreement

In March 2018, we entered into a Development Services Agreement with The Institute of Translational Vaccinology (“Intravacc”), pursuant to which Intravacc will provide services related to process development, Good Manufacturing Practice (“GMP”), and non-GMP manufacturing of our polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. We will pay Intravacc approximately 10.0 million euros for their services over the development and manufacturing period. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party.

AGC Biologics Agreement

In February 2019, we entered into services agreement with AGC Biologics (“AGC”), to manufacture and supply teplizumab for our anticipated clinical and commercial supply needs. We may terminate the agreement or any stage of services thereunder with 90 days’ prior written notice. If we provide less than 12 months’ notice of termination for the termination of a scheduled batch, we may incur a cancellation fee. The amount of the cancellation fee would depend on the timing of such notice. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current GMP, cooperation by AGC in connection with potential marketing applications for teplizumab, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Parexel Services Agreement

In February 2019, we entered into a services agreement with Parexel (the “Parexel Services Agreement”), pursuant to which we retained Parexel to perform implementation and management services in connection with the PROTECT study of teplizumab. We may terminate the services agreement or any work order for any reason and without cause with 90 days’ written notice. Either party may terminate the agreement in the event of a material breach or, bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal.

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

We plan to spend considerable resources and focus in the future on obtaining United States and foreign patents. We have and will continue to actively protect our intellectual property. No assurances can be given that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. In addition, any issued patents may be contested, circumvented, found unenforceable or invalid, and we may not be able to successfully enforce our patent rights against third parties. No assurance can be given that others will not independently develop a similar or competing technology or design around any patents that may be issued to us. We intend to expand our international operations in the future and our patent portfolio, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.

PRV-031 (teplizumab anti-CD3 antibody)

Through our agreement with MacroGenics, we have acquired a patent portfolio that includes seven issued patents, including two United States patents and five ex-United States patents in Australia, Israel, Mexico and Singapore. The issued patents are set to expire no earlier than dates ranging from 2026 and 2028, subject to any disclaimers, patent term adjustments or extensions available under the law. These issued patents cover use of certain humanized antibodies that bind to CD3 in the treatment of autoimmune disorders, including T1D and RA.

We have additionally filed one PCT international patent application, one United States non-provisional patent application, one United States provisional patent application, and one Taiwanese patent application directed to various new uses of anti-CD3 antibodies, including teplizumab for the prevention or delay of clinical T1D. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-101 (CVB/T1D)

Through our agreement with Vactech, we have a licensed patent portfolio that includes three issued United States patents, one pending United States patent application, and 14 patents in various European countries (i.e., one granted European patent validated in 14 European Patent Convention member states). The issued United States patents, pending United States patent application and the European country patents disclose use of a CVB vaccine composition in the prevention or treatment of T1D.

The patents issued in the United States and various European countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than 2032, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-3279 (CD32B/CD79B diabody)

Through our agreement with MacroGenics, we have licensed a patent portfolio that includes: i) 187 issued patents, including 12 United States patents, 110 patents in European countries, and 65 patents in other ex-United States jurisdictions; and ii) 38 pending patent applications, including seven pending United States patent applications, four pending European patent applications, and 27 pending patent applications in other ex-United States jurisdictions.

The patents and patent applications disclose a platform technology for making diabodies, specific anti-CD32B antibodies, specific anti-CD79B antibodies, specific diabodies that co-ligate both CD32B and CD79B, as well as use of these antibodies and diabodies in treating various disorders, including cancer, autoimmune disorder, inflammatory disorder, and IgE-mediated allergic disorder.

The issued patents in the United States and various ex-United States countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than dates ranging from 2032 and 2034, subject to any disclaimers, patent term adjustments or extensions available under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2032 and 2037, subject to any disclaimers, patent term adjustments or extensions available under the law.

We have additionally filed one PCT international patent application, two United States non-provisional patent applications, and one United States provisional patent application directed to new use of B cell inhibitors and the prevention of immunogenicity associated with gene therapy, including PRV-3279. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-015 (IL-15)

Through our agreement with Amgen, we have licensed a patent portfolio that includes: i) 79 issued patents, including eight United States patents, 42 patents in European countries, and 29 patents in other ex-United States jurisdictions; and ii) 19 pending patent applications, including two pending United States patent applications, one pending European patent application, and 16 pending patent applications in other ex-United States jurisdictions.

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

PRV-6527 (CSF-1R)

Through our agreement with Janssen Pharmaceutica NV, we have licensed a patent portfolio that includes: i) 73 issued patents, including one United States patent, one patent in European countries, and 71 patents in other ex-United States jurisdictions; and ii) three pending patent applications, including one pending United States patent application, one pending European patent application, and one pending patent applications in other ex-United States jurisdictions. The issued patents are set to expire no earlier than dates ranging from 2027 and 2030, subject to any disclaimers, patent term adjustments or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2027 and 2030, subject to any disclaimers, patent term adjustments or extensions under the law.

Sales and Marketing

We are a clinical stage company without a history of revenue or marketing experience. We intend to commercialize teplizumab ourselves in the U.S., however, because commercialization is expensive and time consuming, we intend to explore multiple commercialization strategies outside the U.S., including:

●	exploring strategic partners for commercialization in markets outside the United States;
●	developing drug candidates through the earlier stages of clinical development with the objectives of rapid, cost effective risk reduction and value creation and then establishing strategic partnership for late stage clinical development and subsequent commercialization;
●	developing a robust pipeline of promising drug candidates at various stages of the development process to establish optionality and regular value inflection opportunities and revenue(s);
●	strategically entering into co-development partnership(s) to retain potential for commercialization rights on selected drug candidate(s) and market opportunities; and
●	partnering with industry participants to incorporate our technology into new and existing drugs.

We expect that partnering with pharmaceutical or biotherapeutic companies may accelerate product acceptance into target market areas outside the United States and gain the sales and marketing advantages of the partner’s distribution infrastructure. We intend to continue to strengthen our market position and solidify our leadership position in immunotherapy by continuing to improve our technology, broadening our clinical and therapeutic applications, identifying new clinical and therapeutic applications and forming strategic relationships with our licensors.

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

The table below lists the third-party responsible for manufacturing drug supply for each of our programs:

Product Candidate	Supplier	Party Responsible for Costs
PRV-031 (teplizumab)	AGC Biologics	Provention
PRV-101	Intravacc	Provention
PRV-3279	Existing drug supply – MacroGenics Future drug supply – vendors being evaluated	MacroGenics Provention
PRV-015	Amgen	Amgen

We have historically relied upon an existing supply of teplizumab produced by MacroGenics for use in our clinical trials of teplizumab. This existing supply is insufficient to fully supply the ongoing PROTECT study to completion or our potential commercialization need. In February 2019, we entered into an agreement with AGC Biologics to manufacture teplizumab for our anticipated clinical trial needs as well as for potential commercialization of teplizumab.

Supplies of teplizumab sufficient to supply the PROTECT study have been manufactured by our CMO’s and are in the process of being released by Provention for clinical use.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMO’s by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured for clinical studies, is now under review by the FDA.

If the FDA finds that the teplizumab manufactured by the current third-parties is not of sufficient quality, or is not comparable to drug product used in the TN-10 study, delays in FDA acceptance of our BLA submission may occur. Such delays would, in turn, delay the potential marketing and commercialization of teplizumab, which would materially and adversely affect our business.

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

The symptomatic treatment of T1D is a highly competitive market with large incumbents such as Sanofi, Novo Nordisk and Eli Lilly providing insulin and Medtronic, Abbott, and Dexcom providing blood glucose monitoring products and many working on new ways to manage the disease. Our goal is to delay or prevent the onset of T1D and spare patients the need to live with blood glucose monitoring and daily insulin injections and this therapy’s many complications and clinically relevant shortfalls. We believe our enteroviral vaccine approach is unique in that it aims to prevent the onset of T1D prior to the rise of immune cells and auto-antibodies programmed to attack insulin producing beta cells. We are aware of competitive vaccine technologies in development that are attempting to alter the autoimmune cycle once these auto-antibodies have been detected. However, we believe our vaccine approach may intercept the process prior to this cycle being initiated (primary prevention).

We believe our secondary prevention (i.e., interception) approach with teplizumab is more advanced and differentiated from other immunomodulation therapies which have shown preservation of beta cell function in early phase studies of newly diagnosed onset T1D including anti-thymocyte globulin (ATG), CTLA4-Ig (costimulatory blocker), anti-CD20 (Rituxan) and LFA3-Ig (alefacept). All of these Phase 2 studies were conducted by the academic community or by T1D networks and do not appear to be in active Phase 3 development by industry sponsors. The most recent data were reported with Thymoglobulin which is an approved anti-thymocyte globulin obtained by immunization of rabbits with human thymocytes and is indicated for the treatment of renal transplant acute rejection in conjunction with concomitant immunosuppression and for induction in adult renal transplant recipients. Low dose ATG was administered intravenously for 2 days in early onset T1D (within 100 days of diagnosis). While C-peptide preservation was observed, due to the risk of serum sickness, ATG was administered during a 2-3 day hospitalization and required pre-medication, including intravenous corticosteroids. In January 2020, a Phase 3 trial in newly diagnosed T1D patients with ladarixin (Dompe) an interleukin-8 inhibitor, was announced on the basis of post-hoc results in a subset of patients after the drug failed to improve C-peptide in Phase 2a. Importantly, teplizumab is the only experimental drug with positive data in Stage 2, in the prevention/delay of clinical T1D, and no other pivotal studies are on-going in this indication.

PRV-015 has the potential to be the first drug ever approved for CD since it is the only medication which has shown simultaneous improvement in gluten-induced symptoms and gut inflammation to date, and since most clinical-stage products are early in development and have not established proof-of-concept. Competition includes experimental medications in development by 9 Meters (larazotide acetate, Phase 2b study completed in 2014; Phase 3 started in 2019 as a symptomatic relief, not disease-modifying agent), ImmunogenX (IMGX-003/latiglutenase, Phase 2b study completed in 2016 missed primary endpoint, new phase 2a started in 2019), Zedira/Dr. Falk (ZED1227, phase 2a on-going), Cour (NP-GLI, Phase 1/2 completed in 2019) and PvP Biologics (KumaMax, Phase 1 completed in 2019).

The market for lupus is currently led by large pharmaceutical companies commercializing older, off-patent products such as steroids, immunosuppressive agents including azathioprine, cyclosphosphamide, cyclosporine and mycophenolate. In addition, Glaxo SmithKline (GSK) and Roche offer recently approved B cell-targeted agents. GSK received approval for belimumab (Benlysta) in 2011, the first drug approval in lupus in 50 years. Despite modest efficacy and slow onset of effect, belimumab’s annual sales are currently approximately $800 million and are expected to grow with the December 2020 approval in lupus nephritis. Roche’s rituximab (Rituxan), a blockbuster drug, is used off-label in lupus despite not having been approved in SLE. The lupus field is competitive and new experimental drugs are being tested in late-stage trials by large pharmaceutical companies and early to mid-stage biotech companies and include the anti-interferon alpha receptor anifrolumab (Astra Zeneca), which posted a positive Phase 3 trial in late 2019. The calcineurin inhibitor voclosporin (Aurinia Pharmaceuticals) was approved for lupus nephritis in January 2021. We expect that PRV-3279 will be differentiated from the competition because of greater and faster-onset efficacy, better safety (PRV-3279 does not deplete B cells and is not expected to be immune-suppressive), and less side effects (since PRV-3279 is a highly specific mAb with likely minimal off-target side effects). There are no drugs approved for the prevention of the immunogenicity of biotherapeutics, and rituximab is occasionally used off-label.

Government Regulation

Our business activities, including the manufacturing, research, development and marketing of our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us or our collaborators must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA. The process for obtaining regulatory approval and compliance with applicable federal, state and local laws and regulations requires the expenditure of substantial time and financial resources. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

US Regulation of Drugs and Biologics

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and in the case of biologics, also under the Public Health Service Act (“PHSA”) and their implementing regulations. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, packaging, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) regulations or other applicable regulations;
●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a New Drug Application (“NDA”) or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the NDA or BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with GMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and any post-approval studies required by the FDA.

Preclinical and Clinical Development

Before testing any drug product candidates in humans, the product candidate intended for human use must undergo rigorous laboratory and animal testing until adequate proof of safety is established. This preclinical testing generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies, to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND, An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, in accordance with GCP requirements, which include the requirement that all patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring the safety and effectiveness criteria to be evaluated. Each protocol, as well as any subsequent amendments, must be submitted to the FDA as part of the IND. Additionally, each clinical trial and its related documentation, including the trial protocol and informed consent form, must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Some clinical trials are also overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated checkpoints based on access to certain data from the study.

Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into a small number of healthy human volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The emphasis of Phase 1 trials is on testing for safety or adverse events, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of approval for products.

During the development of a new drug or biological product, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2, and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Regulatory authorities, IRBs and Data Monitoring Committees may require additional data before allowing clinical trials to commence, continue or proceed from one phase to another, and could demand that studies be discontinued or suspended at any time if there are significant safety issues. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the Clinicaltrials.gov data registry.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug or biologic and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biological product. For biological products in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Generating the required data and information for regulatory approval takes many years and requires the expenditure of substantial resources. Following completion of the required testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product in the proposed patient population to the satisfaction of the FDA. Under the PDUFA, each NDA or BLA must be accompanied by a user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA or BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. The FDA adjusts the PDUFA user fees on an annual basis, but fee waivers or reductions are available in certain circumstances.

Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA or BLA. If deemed sufficiently complete to permit a substantive review, the FDA will accept the NDA or BLA for filing. The FDA can refuse to file any NDA and BLA that it deems incomplete or not properly reviewable. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA has established internal goals of eight months from submission for priority review of NDAs or BLAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs and BLAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will typically conduct pre-approval inspections of the facilities at which the product is manufactured to determine whether the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may also audit the clinical trial sponsor and one or more sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. Additionally, the FDA may refer any NDA or BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical trials that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or BLA or supplement thereto must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers of the requirement to provide data from pediatric studies.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may require that contraindications, warnings or precautions be included in the product labeling and entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies, testing and surveillance programs, and distribution restrictions. Following approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval and may require the development of additional data or preclinical studies and clinical trials.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. A REMS uses risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

Any trade name that we intend to use for a potential product must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the United States Patent and Trademark Office. The FDA conducts a rigorous review of proposed product names and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. The FDA will not approve a trade name until the NDA or BLA for a product is approved. If the FDA determines that the trade names of other products that are approved prior to the approval of our potential products may present a risk of confusion with our proposed trade name, the FDA may elect to not approve our proposed trade name. If our trade name is rejected, we will lose the benefit of any brand equity that may already have been developed for this trade name, as well as the benefit of our existing trademark applications for this trade name.

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA GMP regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products and must maintain ongoing compliance for commercial product manufacture. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to GMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including voluntary recall and regulatory sanctions.

If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ‘‘off-label use’’), monitoring and record-keeping activities, reporting of adverse events, product sampling and distribution restrictions, and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or BLA or an NDA or BLA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

FDA may withdraw approval of an NDA or BLA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things: restrictions on the marketing or manufacturing of the product; complete withdrawal of the product from the market or product recalls; fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals; product seizure or detention, or refusal to permit the import or export of products; injunctions or the imposition of civil or criminal penalties; and consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition to FDA requirements, we must also comply with federal and state anti-fraud and abuse laws, including anti-kickback and false claims laws, healthcare information privacy and security laws, post-marketing safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities. In addition, we are subject to other federal and state regulation including, for example, the implementation of corporate compliance programs.

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

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities, including the EMA. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, centralized registration procedures are available to companies wishing to market a product in more than one European Community member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory development and approval process involves all of the risks associated with achieving FDA marketing approval in the United States as discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals and entities.

Expedited development and review programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, priority review designation, and accelerated approval pathway.

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The sponsor of a drug or biologic can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval. Fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, such as the required post-marketing confirmatory trial does not demonstrate a clinical benefit, the FDA can withdraw its accelerated approval for such drug or biologic. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication be submitted to the agency in advance for review.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or NDA from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Orphan drug designation and exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for the treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for certain tax credits. In addition, if a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation. To qualify for orphan exclusivity, however, the drug must be clinically superior to the previously approved product that is the same drug for the same condition. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Regulation of companion diagnostic tests

Although we do not believe that a companion diagnostic test will be required for the safe and effective use of our product candidates, FDA may disagree and require use of a companion diagnostic to identify appropriate patient populations for our products. Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.

Reimbursement

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly managing access and using restrictive measures to contain costs. If a third-party payor decides to provide coverage for an approved drug product, patient access and reimbursement is not certain. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, could reduce utilization of our products, and have a material adverse effect on our sales, results of operations and financial condition. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations.

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

●	Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

●	The United States federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact.

●	The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples.

●	Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs.

●	The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs or regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

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

Employees

As of February 22, 2020, we had 59 full-time employees which are located throughout the United States. While we lease office space for our principal executive offices in Red Bank, NJ, our employees work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

We provide salaries and benefits that are competitive based on compensation information from independent compensation consultant. A portion of the compensation for almost all of our employees is performance-based. Performance-based compensation takes into account both individual and Company-wide performance. In addition, a portion of performance-based compensation consists of equity incentives. The split between base salary and performance-based compensation is tailored to each employee’s job function and level. In addition, we provide nationally competitive benefits, including healthcare, a 401(k) program and a technology allowance.

We are committed to the well-being of our employees and recognize that a remote workforce especially values the ability to balance work with other aspects of their lives. As a virtual company, we embrace variable work schedules for our employees. We also allow part-time arrangements and flexible work schedules.

In addition, we seek to provide a collaborative and inclusive workplace where all employees feel empowered to do their best work and contribute to our mission. We are an equal opportunity employer and strictly prohibit and do not tolerate discrimination against employees, including based on race, creed, color, religion, national origin, citizenship status, age, gender, military and veteran status and sexual orientation. We also prohibit any form of harassment or abuse in the workplace.

We strive to hire qualified candidates from diverse backgrounds, cultures, and ethnicities. At December 31, 2020, 33% of our C-suite team was female.

We also provide professional development and advancement opportunities for our employees that includes internal training, skills building and opportunities for internal advancement.

Our Corporate Information

We are a Delaware corporation formed on October 4, 2016. Our principal executive offices are located at 55 Broad Street, 2nd Floor, Red Bank, New Jersey 07701. Our phone number is (908) 336-0360 and our web address is http://www.proventionbio.com. Information contained in or accessible through our web site is not, and should not be deemed to be, incorporated by reference in, or considered part of, this prospectus supplement.

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

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any laboratory space and we have historically had a remote work environment for our employees. We outsource our manufacturing, clinical trial, payroll, legal and certain other functions.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, we may not be able to:

●	successfully implement or execute our current business plan;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates;
●	successfully recruit and retain a fully functional launch ready commercial organization;
●	successfully launch teplizumab in the U.S.;
●	successfully execute our teplizumab launch plan for the At-Risk indication, including raising awareness and expanding screening to identify patients At-Risk of developing clinical T1D; and
●	successfully establish strategic partnerships to launch teplizumab outside the U.S.

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

We expect to incur significant research and development expenses as we advance clinical trials for our product candidates as well as significant costs to build out our commercial infrastructure and conduct pre-commercial activities for teplizumab as we prepare for potential commercialization in 2021. As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital.

We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the years ended December 31, 2020 and 2019, we had a net loss of $98.6 million and $43.3 million, respectively, and as of December 31, 2020, we had an accumulated deficit of $177.6 million and $121.8 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities, coupled with the net proceeds from our follow-on offering in January 2021 and partial exercise by the underwriters of their option to purchase additional shares in February 2021, will be sufficient to fund projected operating requirements for at least the next 12 months from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we obtain regulatory approval for teplizumab, we have substantial milestone payments that will become payable to our partners. We will need substantial additional capital to fund these milestone payments, as well as to fund the clinical development programs for all of our product candidates.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The results of our PK/PD bridging study for teplizumab may be unacceptable to the regulatory authorities. This may require further CMC development activities, additional study and information requests by the FDA and could affect the timing of the review of and decision by the FDA of our BLA submission.

The FDA has confirmed that it will require the BLA for teplizumab to include analytical data demonstrating the comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized drug product derived from the drug substance manufactured by our contract manufacturing partner, AGC Biologics. In addition to conducting analytical tests to evaluate comparability, we have also conducted a double-blind, single low-dose, PK/ PD bridging study in healthy subjects to support the switch to teplizumab study drug derived from drug substance manufactured by AGC Biologics in our Phase 3 PROTECT study. This single low-dose study was the first time the teplizumab drug product derived from the drug substance manufactured by AGC Biologics has been used in humans. We believe, based on the data and our analysis, that the results of the PK/PD study suggest that the drug substances manufactured by AGC Biologics and Eli Lilly are comparable. Comparison of drug plasma concentration versus time after dosing shows a lower AUC, for the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Based on our PK/PD modeling, we do not believe this lower AUC is significant enough to clinically impact the efficacy or safety of the to-be-commercialized teplizumab drug product when used as proposed in our BLA filing. At our February 2021 mid-cycle review meeting with FDA, among other matters, we addressed various questions and preliminary concerns raised by FDA relating to the PK/PD study results and our conclusions, including that we believe study results support PD comparability and that our modeling supports that the lower PK AUC, which potentially indicates that the drug substance manufactured by AGC Biologics may have cleared faster from the blood stream than the drug substance manufactured by Eli Lilly, should not impact safety or efficacy in a clinically meaningful way. At the meeting, FDA indicated that they will be providing us with various additional information requests which we plan to address promptly after receipt. The FDA stated it could not comment on a resolution to its concerns relating to the PK/PD study results at the meeting. Ultimately, there is no guarantee that the FDA will agree with our analysis and interpretation of the PK/PD bridging study, including with respect to the observed lower AUC and, as a result, the agency could require additional analyses and modeling, or additional information from ongoing or new studies to support the commercial use of the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. If we are unable to satisfy the FDA’s comparability requirements, the timing of the FDA’s review and decision on the teplizumab BLA could be delayed, or its approvability negatively impacted, including the potential issuance of a complete response letter, which would have a material adverse impact on our business.

The results of the teplizumab CMC comparability plan may be unacceptable to the regulatory authorities. This may require further CMC development activities and could affect the timing of BLA submission.

In November 2019, we completed a Type B multidisciplinary meeting with the FDA to discuss the proposed contents of a BLA for teplizumab (PRV-031) for the prevention or delay of T1D in individuals at-risk of developing T1D. Based on official FDA meeting minutes, we do not anticipate the need to conduct any additional clinical trials in the at-risk population prior to BLA submission. However, for the CMC module, the FDA confirmed that it would require the demonstration of comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and the to-be-commercialized drug substance and drug product scheduled for production by Provention and its contract manufacturing partners.

If we are unable to demonstrate the ability to manufacture drug substance and drug product that is comparable to the study drug previously manufactured by MacroGenics and Eli Lilly, the timing of the FDA’s review and decision on the teplizumab BLA could be delayed, which could have a material impact on our business.

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

The outbreak of the novel coronavirus 2019 (COVID-19) has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trial and other business plans and timelines. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions in March 2020 we temporarily paused the enrollment and randomization of new patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we began enrolling patients in the PROTECT study on a country by country and site by site basis and as of September 30, 2020, all sites have been activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to report top line results from the Phase 3 PROTECT study in mid-2023, subject to change for any further COVID-19-related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half to the second half of 2021 predominantly due to COVID-19 related impacts on our plans.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits, particularly for older patients with a higher risk of contracting COVID-19;
●	limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
●	interruption or delays in the operations of the United States Food and Drug Administration and foreign regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and
●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations or travel, and staffing shortages.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. Additionally, the pandemic could negatively impact our ability to execute a successful launch of teplizumab if we receive marketing approval, which could impact our revenue making potential and have other negative material adverse impacts on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective clinical research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required Institutional Review Board (“IRB”), or Ethics Committee (“EC”), approval at each clinical trial site;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment or other clinical trial activities;
●	imposition of a clinical hold by regulatory agencies, IRBs, or ECs;
●	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, EMA, MHRA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab for the delay or prevention of T1D in at-risk individuals. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in Europe for this indication. We also plan to engage with MHRA in the United Kingdom to discuss a potential regulatory path for PRV-031 in the United Kingdom. Specifically, in the first half of 2021, we plan to file an application for the Innovation Passport. The Innovation Passport is the mandated entry point to the ILAP in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we plan to engage the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The initial discussions with and feedback from the MHRA will help us evaluate the possible regulatory paths forward in the UK and the EU for teplizumab. We also plan additional engagements with MHRA, EMA and other European stakeholders in 2021, however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by MHRA or EMA. Even if PRV-031 is approved in United Kingdom and/or in Europe, the MHRA or EMA, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which the Company may or may not be able to comply with.

We have conducted and are conducting clinical trials outside the United States and anticipate conducting additional clinical trials outside the United States, and the FDA may not accept data from such trials.

We are currently conducting clinical trials for our product candidates in countries outside of the United States and we anticipate that we will conduct additional clinical trials in countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the United States patient population and United States medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, MHRA and other regulatory authorities in the United States, European Union, United Kingdom and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of a New Drug Application. or NDA, or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected. Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, MHRA or other regulatory agencies for marketing approval;
●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;
●	we may be required to provide additional analysis or data for already completed clinical studies, or conduct additional studies;

●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may require us to obtain clearance or approval of companion diagnostic tests;
●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;
●	our failure to demonstrate to the satisfaction of the FDA, EMA, MHRA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	we may fail to demonstrate that a product candidate’s clinical benefits outweigh its safety risks;
●	immunogenicity might affect a product candidate efficacy and/or safety;
●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval.

Additionally, even if we obtain regulatory approval for one indication, there is no guarantee we will be able to gain regulatory approval for additional indications. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D or celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA or EMA prior to receiving approval in the United States or European Union to market the CVB vaccine for additional indications such as prevention of T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA or EMA’s satisfaction the connection between the CVB virus and the onset of T1D or celiac disease. Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

The FDA, EMA, or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device for teplizumab as a post-marketing commitment or otherwise, which may require substantial financial resources and could delay or prevent regulatory approval of teplizumab.

The FDA has communicated to the Company that it (i) acknowledges that the diagnosis stage 2 T1D may be well understood to future prescribers of teplizumab, and therefore, specification of autoantibody testing in the labeling may not be required for the safe and effective use of teplizumab and (ii) is continuing to discuss internally the requirement for a companion diagnostic(s) for teplizumab, and given these uncertainties, the Company should consider seeking additional advice from the agency on the process of companion diagnostic development, as it remains possible it will be required as a post-marketing commitment. The Company’s position is that a companion diagnostic should not be required for the use of teplizumab in at-risk individuals based upon, among other reasons, (i) relevant FDA precedent and guidance, (ii) the fact that the presence of autoantibodies is supportive, but not sufficient, for a diagnoses of stage 2 T1D and (iii) the commercial availability of FDA-cleared tests or Clinical Laboratory Improvement Amendments (“CLIA”), licensed laboratory-developed tests to identify T1D, which the teplizumab final label can direct physicians to use.

Should the FDA, EMA, or comparable foreign regulatory authorities disagree with us and require the use of a companion diagnostic, we may face delays or obstacles in obtaining approval of our BLA for teplizumab, as the FDA may take the position that a companion diagnostic device is required prior to granting approval of the BLA. In addition, if a companion diagnostic is required, we may be dependent on the cooperation and efforts of third-party collaborators to develop one or more companion diagnostics, which generally require FDA clearance or approval. We and our potential future collaborators may encounter difficulties in developing, validating or obtaining clearance/approval for such companion diagnostics. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of such companion diagnostics, if necessary, may delay or prevent approval of teplizumab, PRV-101 or our other product candidates.

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

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents.

With respect to sales and marketing activities by us or any future licensor, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. We may also be subject, directly or indirectly through our customers and licensors, to various fraud and abuse laws, including, without limitation, the United States Anti-Kickback Statute, United States False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the United States Medicaid Drug Rebate Program, the Federal Supply Schedule of the United States Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to United States federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

We have obtained orphan drug designation from the FDA for teplizumab for the treatment of newly diagnosed T1D. Separately, some of the subsets of lupus erythematosus, which we may target with PRV-3279, are orphan indications (e.g., lupus nephritis). Although we obtained orphan drug designation for PRV-031 for the treatment of newly diagnosed T1D, the FDA has denied our request for orphan drug designation for PRV-031 for the use in at-risk individuals. We are evaluating next steps with respect to this denial. There is no guarantee that the FDA, EMA or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, including the potential to receive a transferable priority review voucher for obtaining approval of a designated rare pediatric disease product. Additionally, orphan drug designation does not convey any advantage in or shorten the duration of, the regulatory review and approval process.

Even if we obtain approval for a product that has been designated as an orphan drug, such as teplizumab for the treatment of newly-diagnosed T1D, orphan exclusivity does not prevent FDA from approving other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of teplizumab or if the FDA finds that a subsequent applicant for newly-diagnosed T1D demonstrates clinical superiority to teplizumab. Accordingly, orphan drug exclusivity for a product may not effectively protect the product from competition.

Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we believe there may be an opportunity to accelerate the development of certain of our product candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, we cannot be assured that any of our other product candidates will qualify for such programs.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress (“Congress”) of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our product candidates’ commercial success, if approved.

The United States government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act(the “ACA”), which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate, included changes to the coverage and reimbursement of drug products under government healthcare programs, imposed an annual fee on manufacturers of branded drugs and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond ACA, in 2020 and early 2021, the United States Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain, although President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2021). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

In addition to governmental efforts in the U.S., foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;
●	relative convenience, dosing burden and ease of administration;
●	the prevalence and severity of any adverse events and the overall safety profile;
●	the clinical indications for which our products are approved;
●	the acceptance of physicians to include T1D screening in routine patient medical care;
●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;
●	the willingness of physicians and patients to accept 14 consecutive days of IV therapy
●	efficacy of our product candidates compared to future competing products or therapies;
●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;
●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;
●	pricing and cost-effectiveness;
●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;
●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in approved labeling from regulatory authorities, including any interactions of our products with other medicines patients are taking;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

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

We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates.

We have just recently begun to build out our commercial infrastructure and at present, we have only limited sales personnel. In order to commercialize products that are approved for commercial sales, we must develop our own sales infrastructure. If we are not successful recruiting sales personnel or in building our sales and marketing infrastructure in the U.S., we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

If we are unable to establish a satisfactory sales infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales, market access, patient services, medical affairs and other key commercial personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercial organization.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

We intend to seek data exclusivity or market exclusivity for our monoclonal antibodies teplizumab and PRV-015, our DART molecule PRV-3279 and our PRV-101 CVB vaccine product candidates provided under the Federal Food, Drug and Cosmetic Act (“FDCA”), and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Health Care Reform Law. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

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

If we market any of our product candidates or, if approved, commercial products, in a manner that violates healthcare laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the United States FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See “Business—Government Regulation.”

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label promotion. The FDA has also requested that certain companies enter consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to sales of any of our products or product candidates that may in the future receive marketing approval. Anti-kickback laws generally prohibit persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. False claims laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent.

If any of our product candidates are approved, we anticipate that we will need to participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. We may have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing.

Over the past few years, numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to sanctions, including substantial civil monetary penalties, exclusion of our products from reimbursement under government programs, substantial criminal fines and imprisonment, any of which could adversely affect our business, financial condition, results of operations, prospects and reputation.

We are dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture drug substance or the active pharmaceutical ingredient (“API”), in our product candidates for use in our clinical trials or for commercial products, if any. As a result, we are obligated to rely on contract manufacturers for clinical supplies of our product candidates and will be obligated, if and when any of our product candidates are approved for commercialization, to rely on contract manufacturers for commercial supply. We may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on acceptable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, EMA, MHRA or other regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or equivalent applications to other relevant regulatory authorities. We will be completely dependent on our contract manufacturers for compliance with GMPs for manufacture of both active drug substances and finished drug products. These GMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA, MHRA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, EMA, MHRA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. Although we are responsible for oversight of manufacturing of our product candidates, we do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, although we have audit and certain other oversight rights under our contracts with our contract manufacturers, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, to the extent applicable, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished drug products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new active drug substances or finished drug products manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the manufacturing issues.

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

Our experience manufacturing teplizumab is limited. As a result, if we encounter manufacturing issues, we may experience delays in commercialization, if approved, or in our ongoing and planned clinical trials, including the PROTECT study.

We have limited experience manufacturing teplizumab. We currently rely on a single third-party manufacturer to supply us with teplizumab drug substance. We have historically relied upon an existing supply of teplizumab produced by MacroGenics for use in our clinical trials of teplizumab. This existing supply is insufficient to fully supply the ongoing PROTECT study to completion or our potential commercial needs. In February 2019, we entered into an agreement with AGC Biologics to manufacture teplizumab for our anticipated clinical trial needs as well as for our potential commercialization of teplizumab.

Supplies of teplizumab sufficient to supply the PROTECT study have been manufactured by our CMO’s and are in the process of being made available for clinical use.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMO’s by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, is now under review by the FDA. See “The results of our PK/PD bridging study for PRV-031 may be unacceptable to the regulatory authorities. This may require further CMC development activities, additional study and information requests by the FDA and could affect the timing of the review of and decision by the FDA of our BLA submission.”

If the FDA finds that the teplizumab manufactured by the current third-parties is not of sufficient quality, or is not comparable to drug product used in the TN-10 study, delays in FDA acceptance of our BLA submission may occur. Such delays would, in turn, delay the potential marketing and commercialization of teplizumab, which would materially and adversely affect our business.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Also, if we, through third-parties, engage in the scale-up of manufacturing, we may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

We rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical trials. We plan to rely heavily on these parties for execution of clinical trials for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under GMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. We currently own 7 issued patents and 8 pending patent applications, and license 356 issued patents and 61 pending patent applications related to our product candidates, in which the pending applications may never be approved by United States or foreign patent offices. The existing patents and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our product candidates, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. Additionally, the composition of matter patents for teplizumab have expired, and although we have filed method of use patents for teplizumab, these may not provide adequate protection from competitors.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 23.8% of our voting stock as of December 31, 2020. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act and our policies regarding stock transactions, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Sales by such persons could be viewed negatively by holders and potential purchasers of our common stock, resulting in a decline in the market price of our common stock.

In addition, as of December 31, 2020, approximately 11.3 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

General Risk Factors

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous United States federal and state laws and regulations related to the privacy and security of personal information. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the United States health care providers, including United States clinical trial sites, with which we interact are subject to HIPAA, and we have assumed contractual obligations related to protecting the privacy of personal information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts and we could face civil and criminal penalties. In addition, our operations have been affected by the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area (the “EEA”), is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-United States Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Our efforts to comply may also be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EU and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages by data subjects, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently lease a 7,000 square foot office located at 55 Board Street, 2nd Floor, Red Bank, NJ 07701. The initial term of this lease will expire in 2026.

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

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph and chart compares the cumulative annual stockholder return on our Common Stock over the period commencing July 24, 2018 and ending on December 31, 2020, to that of the total return for the Nasdaq Biotechnology Index and the Russell 2000 Index, assuming an investment of $100 on July 24, 2018. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock.

	7/24/2018	12/31/2018	12/31/2019	12/31/2020
Provention Bio, Inc.	$100.00	$36.80	$309.77	$352.18
Nasdaq Biotechnology Index	100.00	82.21	102.86	130.04
Russell 2000 Index	100.00	80.79	101.42	121.66

Holders of Record

As of February 22, 2021, there were approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, there were no sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2020.

ITEM 6. Selected Financial Data

Omitted.

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

We have not generated any revenue to date and, through December 31, 2020, we had an accumulated deficit of $177.6 million. We have financed our operations primarily through equity offerings.

In April 2017, we completed a private placement of 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share. We received net proceeds of $26.7 million. In connection with the Series A Convertible Redeemable Preferred stock sale, we issued warrants to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term.

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

In September 2019, we completed an underwritten public offering in which we sold 5,750,000 shares of common stock at a public offering price of $8.00 per share. The 5,750,000 shares sold included the full exercise of the underwriters’ option to purchase 750,000 shares at a price of $8.00 per share. Concurrent with the underwritten public offering, we sold 2,500,000 shares of common stock to Amgen. at the public offering price of $8.00 per share in a private placement pursuant to the terms of our License and Collaboration Agreement with Amgen. Aggregate net proceeds from the underwritten public offering and the concurrent private placement were $62.7 million, net of approximately $2.8 million in underwriting discounts and commissions and other offering expenses of $0.5 million.

In August 2019, we established an ATM program through which we may sell, from time to time at our sole discretion, up to $50.0 million of shares of our common stock. We have sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program as of December 31, 2020, all of which occurred during the quarter ended June 30, 2020.

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

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.5 million.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch teplizumab, if we receive regulatory approval in the United States. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at contract research organizations (“CROs”) and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or contract manufacturing organizations (“CMOs”) and other consultants on our behalf. Our development efforts from inception through December 31, 2020 were principally related to the acquisition and development of our clinical programs.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, pre-commercial and finance and accounting functions. General and administrative expenses also include professional fees for marketing and other pre-commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase significantly in the future as a result of the build out of our commercial organization and pre-commercial activities for teplizumab.

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

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$66,360	$36,359	$30,001
General and administrative	33,327	8,013	25,314
Total operating expenses	99,687	44,372	55,315
Loss from operations	(99,687)	(44,372)	55,315
Interest income	583	1,087	(504)
Change in fair value of warrant liability	—	—	—
Loss before income tax benefit	(99,104)	(43,285)	55,819
Income tax benefit	523	—	523
Net loss	(98,581)	(43,285)	55,296
Accretion on Series A Convertible Redeemable Preferred Stock	—	—	—
Net loss attributable to common stockholders	$(98,581)	$(43,285)	$55,296

Net loss per common share, basic and diluted	$(1.88)	$(1.06)
Weighted average common shares outstanding, basic and diluted	52,457	40,747

Research and Development Expenses

Research and development expenses were $66.4 million for the year ended December 31, 2020, an increase of $30.0 million, compared to $36.4 million for the year ended December 31, 2019. The increase related primarily to increased costs for our teplizumab program, including manufacturing activities, the PROTECT study, and BLA submission activities. Specifically, during the year ended December 31, 2020, we incurred $21.3 million in manufacturing costs for teplizumab, including production costs for GMP and process performance qualification (“PPQ”) batches of drug supply and drug product. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. These costs were offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527) and the PREVAIL study (PRV-3279), each of which were substantially completed in 2019. Research and development expenses for the years ended December 31, 2020 and 2019 also included $11.7 million and $5.1 million in personnel costs, including stock-based compensation of $5.6 million and $1.3 million in each respective year. The increase in stock-based compensation relates to the increase in headcount as well as the vesting of certain performance-based metrics related primarily to the completion of CMC activities and submission of the BLA for teplizumab.

General and Administrative Expenses

General and administrative expenses were $33.3 million for the year ended December 31, 2020, an increase of $25.3 million, compared to $8.0 million for the year ended December 31, 2019. General and administrative expenses for the years ended December 31, 2020 and 2019 were comprised of the following:

	For the Years Ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$16,298	$—	$16,298
Other general and administrative expenses	17,029	8,013	9,016
Total general and administrative expenses	$33,327	$8,013	$25,314

Pre-commercial expenses were $16.3 million for the year ended December 31, 2020 and primarily consisted of $11.7 million in external costs for our pre-commercial activities such as marketing and market access, and $4.6 million in personnel costs, including stock-based compensation of $1.7 million. There were no pre-commercial expenses during the year ended December 31, 2019.

Other general and administrative expenses were $17.0 million for the year ended December 31, 2020 and primarily consisted of $9.0 million in personnel costs, including stock-based compensation of $5.9 million, $5.0 million in professional fees and legal expenses, and approximately $2.0 million in insurance and other public company costs. Other general and administrative expenses were $8.0 million for the year ended December 31, 2019 and were primarily comprised of $3.5 million in personnel costs, including stock-based compensation of $1.5 million, $2.7 million in professional fees and legal expenses, and approximately $1.3 million in insurance and other public company costs.

The increase in general and administrative stock-based compensation in 2020 relates to the increase in headcount as well as the vesting of certain performance-based metrics related primarily to the completion of CMC activities and submission of the BLA for teplizumab.

Interest Income

Interest income was $0.6 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019. The decrease in interest income during the year ended December 31, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million during the year ended December 31, 2020, which related to proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the year ended December 31, 2019.

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

Research and Development Expenses

Research and development expenses were $36.4 million for the year ended December 31, 2019, an increase of $13.8 million, compared to $22.6 million for the year ended December 31, 2018. Research and development expenses for the year ended December 31, 2019 primarily included external clinical development expenses of $22.6 million for teplizumab, PRV-6527, PRV-300, and PRV-3279, development costs of $6.4 million for PRV-101 and internal personnel costs of $5.1 million, including stock-based compensation of $1.3 million.

Research and development expenses for the year ended December 31, 2018 included external clinical development expenses of $10.7 million for PRV-6527, PRV-300 and teplizumab, development costs of $4.1 million for PRV-101, non-cash product acquisition costs of $4.0 million, which represented the fair value of warrants issued in connection with the acquisition of teplizumab and PRV-3279 in May 2018, and internal personnel costs of $2.9 million, including stock-based compensation of $0.6 million.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the year ended December 31, 2019, an increase of $3.8 million, compared to $4.2 million for the year ended December 31, 2018. General and administrative expenses for the year ended December 31, 2019 primarily included $3.5 million in personnel costs, including stock-based compensation of $1.5 million, $2.7 million in professional fees and legal expenses, and $1.3 million in insurance and other public company costs. General and administrative expenses were $4.2 million for the year ended December 31, 2018 and were primarily comprised of $1.7 million in personnel costs, including stock-based compensation of $0.5 million, $1.5 million in professional fees and legal expenses, and $0.6 million in insurance and other costs associated with being a public company.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $121.8 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and corporate debt securities.

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.5 million.

We will need to raise additional capital to fund our operations, to develop and commercialize teplizumab, PRV-015, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We currently plan to raise additional capital through equity offerings, debt, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop our product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

Our cash requirements for 2021 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs to build out our commercial infrastructure and other pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to our Phase 2b clinical study of PRV-015, our first-in-human safety study of PRV-101 and the timing of our planned Phase 2a study of PRV-3279.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2020, coupled with the funds raised in our January 2021 common stock offering, are sufficient to meet our obligations for at least the next 12 months from the issuance of these financial statements.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(76,336)	$(36,065)	$(22,642)
Investing activities	25,174	(46,250)	—
Financing activities	114,291	62,941	59,347
Net change in cash and cash equivalents	$63,129	$(19,374)	$36,705

Cash Flows from Operating Activities

Net cash used in operating activities was $76.3 million for the year ended December 31, 2020 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for teplizumab, clinical development activities for PRV-015, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Our working capital was $109.8 million as of December 31, 2020.

Net cash used in operating activities was $36.1 million for the year ended December 31, 2019 and primarily related to cash used to fund clinical development activities for teplizumab, PRV-6527, PRV-3279 and PRV-300, development activities for PRV-101, and increased personnel costs to support our clinical programs and our public company infrastructure.

Net cash used in operating activities was $22.6 million for the year ended December 31, 2018 and primarily related to cash used to fund clinical development activities for PRV-6527, PRV-300 and teplizumab, development activities for PRV-101, and increased personnel costs to support our recently acquired programs and our new public company infrastructure.

Cash Flows from Investing Activities

Net cash provided by investing activities was $25.2 million for the year ended December 31, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $55.0 million offset by purchases of marketable securities totaling $28.7 million and net capital expenditures associated with the build out of our new corporate headquarters and information systems infrastructure of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2019 was $46.2 million and relates to the purchase of marketable securities during the period.

There was no cash used in or provided by investing activities for the year ended December 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities was $114.3 million for the year ended December 31, 2020 and primarily related to net proceeds received from our underwritten public offering in June 2020 of $103.3 million, net proceeds received from the sale of our common stock under our ATM program of $9.9 million, as well as $1.1 million received from stock option exercises during the period.

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

Commitments and Contractual Obligations

The table below presents a summary of our contractual obligations as of December 31, 2020:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$1,350	$1,350	$—	$—	$—
Operating lease obligations (2)	1,144	185	448	470	41
Total (3)	$2,494	$1,535	$448	$470	$41

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	Operating lease obligations represent the gross minimum cash rent payments under our lease in Red Bank, NJ.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license and collaboration agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to the section titled Significant Contracts and Agreements Related to Research and Development Activities within Item 1. above.

In July 2020, we entered into an agreement to lease approximately 7,000 square feet of office space in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the lease commencement date, which occurred in October 2020, with base annual lease payments of approximately $0.2 million.

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

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported in our statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 3 to our Financial Statements— Summary of Significant Accounting Policies, which outlines our application of significant accounting policies.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2020	2019	2018

Exercise price	$12.87	$10.34	$3.93
Expected volatility	74%	72%	61%
Expected dividends	—	—	—
Expected term (in years)	6.2	6.3	6.2
Risk-free interest rate	0.59%	1.90%	2.78%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history.

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

We determined the estimated fair value of our common stock at various dates prior to our IPO using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We determined that the probability-weighted expected return method (“PWERM”), was the most appropriate method available under this guidance for allocating our enterprise value to determine the estimated fair value of our common stock. A PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $121.8 million as of December 31, 2020, consisting of cash and investments in money market funds and certain short-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in US dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2020, 2019 and 2018, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of December 31, 2020, substantially all of our total liabilities were denominated in the United States dollar.

ITEM 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”), and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting for the quarterly period ended December 31, 2020 identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

EisnerAmper LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of EisnerAmper LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required under this item relating to our Board of Directors, executive officers and corporate governance will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the year ended December 31, 2020 (the “2021 Proxy Statement”), and such required information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information required under this item relating to executive compensation is incorporated herein by reference from information included in the 2021 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2021 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information required under this item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2021 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information required under this item relating to the fees for professional services rendered by our independent accountants in 2020 and 2019 is incorporated herein by reference from information included in the 2021 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See accompanying index to Financial Statements on page F-1.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Amended and Restated By-Laws of Provention Bio, Inc., as adopted on May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 20, 2020).

4.1	Specimen Certificate representing shares of common stock of Provention (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 20, 2018).

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018).

4.3	Form of Warrant dated April 25, 2017, issued to MDB Capital Group, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

4.4	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement entered into by Provention with its Officers and Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.2	Amended and Restated 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-237113) filed on March 12, 2020). +

10.3	Form of Stock Option Award under 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.4	License Agreement by and between Provention and Vactech Ltd., dated April 25, 2017 ((incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.5	License, Development and Commercialization Agreement by and between Provention and Janssen Pharmaceutica NV (CSF-1R), dated April 25, 2017 ((incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.6	Form of Registration Rights Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.7	Employment Agreement, dated April 25, 2017, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.8	Employment Agreement, dated April 25, 2017, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.9	Employment Agreement, dated June 20, 2017, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.10	Employment Agreement, dated September 21, 2017, between Provention and Andrew Drechsler (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.11	Development Services Agreement by and between Provention and Intravacc dated March 6, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.12	License Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.13	Asset Purchase Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.14	License and Collaboration Agreement by and between Provention and Amgen, Inc. dated November 5, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-38552) filed on March 19, 2019). †

10.15	Employment Agreement, dated January 7, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38552) filed on January 8, 2020). +

10.16	Employment Agreement, dated August 3, 2020, between Provention and Heidy Abreu King-Jones (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-38552) filed on August 6, 2020). +

10.17	Provention Bio, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 30, 2020). +

10.18	First Amended Employment Agreement, effective May 19, 2020, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2020). +

10.19	First Amended Employment Agreement, effective June 10, 2020, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on June 11, 2020). +

10.20	First Amended Employment Agreement, effective June 9, 2020, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 11, 2020). +

10.21	First Amended Employment Agreement, effective June 9, 2020, between Provention and Andrew Drechsler (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2020). +

10.22	First Amended Employment Agreement, effective June 9, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 11, 2020). +

23.1	Consent of EisnerAmper LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2020 and 2019, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Balance Sheets at December 31, 2020 and 2019, (ii) Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018, (iii) Statements of Stockholders’ Equity at December 31, 2020, 2019 and 2018, (iv) Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) Notes to Financial Statements.

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Contained in Exhibit 101).

+	Compensation Related Contract.
†	Confidential treatment received for certain portions of this exhibit.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: February 25, 2021	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal Executive Officer), Director	February 25, 2021
Ashleigh Palmer

/s/ Andrew Drechsler	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 25, 2021
Andrew Drechsler

/s/ Jeffrey Bluestone	Director	February 25, 2021
Jeffrey Bluestone

/s/ Avery Catlin	Director	February 25, 2021
Avery Catlin

/s/ Sean Doherty	Director	February 25, 2021
Sean Doherty

/s/ John Jenkins	Director	February 25, 2021
John Jenkins

/s/ Wayne Pisano	Director	February 25, 2021
Wayne Pisano

/s/ Nancy Wysenski	Director	February 25, 2021
Nancy Wysenski

PROVENTION BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provention Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Provention Bio, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for research and development expenses

As disclosed in the Note 3 to the financial statements, the Company is required to estimate its accrued expenses related to research and development activities. Liabilities related to research and development were included in accrued expenses and totaled approximately $5,165,000 as of December 31, 2020.

We considered the auditing of accruals related to research and development activities a critical audit matter due to the complexity of estimation of those accruals related to third party clinical research organizations (CROs) and contract manufacturing organizations (CMOs). The complexity of the Company’s estimates for these accruals was primarily due to determination of progress and direct and indirect costs incurred under these arrangements, where invoicing under milestones may not match the timing of services provided to date. As a result, auditor judgement was required to perform procedures and evaluate audit evidence related to the accruals for research and development expenses.

Our approach to addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and tested the design and effectiveness of controls over the Company’s process for estimating research and development accruals, including controls over inputs used by management to make the estimates and the completeness and accuracy of the data used in the estimates. Our audit procedures also included inspection of a sample of contracts, related invoices and payments, comparing the Company’s estimate of progress under arrangements to information received from vendors, including confirmation of progress with third parties, and recalculation of progress and resulting accruals.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provention Bio, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Provention Bio, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of Provention Bio, Inc. as of December 31, 2020 and 2019, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

February 25, 2021

PROVENTION BIO, INC.

BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	As of December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$102,294	$39,165
Marketable securities	19,530	46,208
Prepaid expenses and other current assets	4,730	623
Total current assets	126,554	85,996

Fixed assets, net	1,437	—
Operating lease right-of-use assets	408	—
Other assets	120	—
Total assets	$128,519	$85,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,568	$1,775
Accrued expenses and other current liabilities	9,162	2,065
Total current liabilities	16,730	3,840

Operating lease liabilities, long-term	715	—
Total liabilities	17,445	3,840

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 56,517,891 shares issued and outstanding at December 31, 2020; 47,658,361 shares issued and outstanding at December 31, 2019	6	5
Additional paid-in capital	288,725	161,212
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(177,642)	(79,061)
Total stockholders’ equity	111,074	82,156
Total liabilities and stockholders’ equity	$128,519	$85,996

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. dollars, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$66,360	$36,359	$22,649
General and administrative	33,327	8,013	4,165
Total operating expenses	99,687	44,372	26,814

Loss from operations	(99,687)	(44,372)	(26,814)
Interest income	583	1,087	669
Change in fair value of warrant liability	—	—	(520)
Loss before income tax benefit	(99,104)	(43,285)	(26,665)
Income tax benefit	523	—	187
Net loss	(98,581)	(43,285)	(26,478)
Accretion on Series A Convertible Redeemable Preferred Stock	—	—	(276)
Net loss attributable to common stockholders	$(98,581)	$(43,285)	$(26,754)

Net loss per common share, basic and diluted	$(1.88)	$(1.06)	$(1.19)
Weighted average common shares outstanding, basic and diluted	52,457	40,747	22,441

Net loss	$(98,581)	$(43,285)	$(26,478)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(15)	—	—
Total comprehensive loss	$(98,596)	$(43,285)	$(26,478)

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of U.S. dollars)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity

Balance at December 31, 2017	11,382	$26,185	10,000	$1	$3,264	$—	$(9,298)	$(6,033)
Issuance of common stock upon conversion of Series A Convertible Redeemable Preferred Stock	(11,382)	(26,461)	11,382	1	26,460	—	—	26,461
Accretion of Series A Convertible Redeemable Preferred Stock to redemption value	—	276	—	—	(276)	—	—	(276)
Reclassification of Series A warrants liability	—	—	—	—	1,518	—	—	1,518
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	15,970	2	56,281	—	—	56,283
Issuance of common stock in connection with stock option exercises	—	—	10	—	25	—	—	25
Fair value of warrants issued in connection with initial public offering of common stock	—	—	—	—	3,039	—	—	3,039
Fair value of warrants issued in connection with the acquisition of product rights	—	—	—	—	3,978	—	—	3,978
Stock-based compensation	—	—	—	—	1,141	—	—	1,141
Net loss	—	—	—	—	—	—	(26,478)	(26,478)
Balance at December 31, 2018	—	$—	37,362	$4	$95,430	$—	$(35,776)	$59,658
Issuance of common stock in connection with public follow on offering, net of issuance costs	—	—	5,750	1	42,650	—	—	42,651
Issuance of common stock in connection with private placement with Amgen	—	—	2,500	—	20,000	—	—	20,000
Issuance of common stock in connection with stock option exercises	—	—	79	—	290	—	—	290
Issuance of common stock in connection with warrant exercises	—	—	1,967	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,842	—	—	2,842
Net loss	—	—	—	—	—	—	(43,285)	(43,285)
Balance at December 31, 2019	—	$—	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	—	—	725	—	9,869	—	—	9,869
Issuance of common stock in connection with stock option exercises	—	—	219	—	1,152	—	—	1,152
Issuance of common stock in connection with warrant exercises	—	—	326	—	—	—	—	—
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	—	13,223	—	—	13,223
Net loss	—	—	—	—	—	—	(98,581)	(98,581)
Balance at December 31, 2020	—	$—	56,518	$6	$288,725	$(15)	$(177,642)	$111,074

The accompanying notes are an integral part of the financial statements.

PROVENTION BIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(98,581)	$(43,285)	$(26,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,223	2,842	1,141
Stock-based consideration in connection with acquisition of product rights (Note 6)	—	—	3,978
Change in fair value of warrant liability	—	—	520
Amortization of premium and discounts on marketable securities	247	(16)	—
Non-cash operating lease expense	25	—	—
Depreciation	33	—	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,112)	2,367	(2,396)
Accounts payable	5,793	1,207	109
Accrued interest receivable	131	58	—
Accrued expenses	7,025	762	484
Other assets	(120)	—	—
Net cash used in operating activities	(76,336)	(36,065)	(22,642)

Investing activities
Purchase of marketable securities	(28,715)	(46,250)	—
Maturities of marketable securities	55,000	—	—
Purchase of fixed assets	(1,111)	—	—
Net cash provided by (used in) investing activities	25,174	(46,250)	—

Financing activities
Proceeds from underwritten public offering, net	103,270	42,651	—
Proceeds from private placement with Amgen	—	20,000	—
Proceeds from initial public offering, net	—	—	59,322
Proceeds from at-the-market stock sales, net	9,869	—	—
Proceeds from stock option exercises	1,152	290	25
Net cash provided by financing activities	114,291	62,941	59,347

Net increase (decrease) in cash and cash equivalents	63,129	(19,374)	36,705
Cash and cash equivalents at beginning of period	39,165	58,539	21,834
Cash and cash equivalents at end of period	$102,294	$39,165	$58,539

Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$413	$—	$—

Supplemental disclosure of non-cash financing transactions:
Conversion of Series A Preferred Stock to common stock upon completion of IPO	$—	$—	$26,461
Reclassification of Series A Preferred Stock warrant liability to stockholders’ equity	$—	$—	$1,518
Accretion of Series A Convertible Redeemable Preferred Stock	$—	$—	$276

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

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2020, the Company had an accumulated deficit of $177.6 million. To date, the Company has not generated any revenues and has financed its operations primarily through equity offerings.

In April 2017, the Company completed its private placement of 11,381,999 shares of Series A Convertible Redeemable Preferred Stock at $2.50 per share (the “Series A Offering”). The Company received net proceeds of $26.7 million. In connection with the sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term.

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

In August 2019, the Company established an at-the-market (“ATM”) program through which the Company may sell, from time to time at its sole discretion, up to $50.0 million of shares of its common stock. The Company has sold 725,495 shares of common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the ATM program, all of which occurred during the quarter ended June 30, 2020.

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

In January 2021, the Company completed an underwritten public offering in which it sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from the underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.5 million.

The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, strategic alliances, the development of its administrative and commercial organization and pre-commercial activities for teplizumab. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

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

The Company’s cash requirements for 2021 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to the Company’s Phase 2b clinical study of PRV-015 and first-in-human safety study of PRV-101.

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2020, coupled with net proceeds from the Company’s follow on offering in January 2021 and partial exercise by the underwriters to purchase additional shares in February 2021, are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of December 31, 2020, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

Fixed assets, net

Fixed assets, which consists primarily of leasehold improvements, furniture and fixtures, software, office equipment and certain clinical equipment, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to seven years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset.

Leases

The Company determines if an arrangement is a lease at contract inception. A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company classifies its leases as operating or financing by considering factors such as the length of the lease term, the present value of the lease payments, the specialized nature of the asset being leased and the potential for ownership of the asset to transfer during the lease term.

Leases with terms greater than one-year are recognized on the Company’s balance sheets as right-of-use (“ROU”) assets and lease liabilities and are measured at the present value of the fixed payments due over the lease term minus the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain. Leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee’s incremental borrowing rate. As the implicit rate is not typically readily determinable, the Company uses an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The incremental borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments.

ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are recognized in the statements of comprehensive loss in the same line item as expenses arising from fixed lease payments at the time when the event giving rise to the payment occurs.

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

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term is determined using the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon United States Treasury yield at the date of grant for a term equivalent to the expected term of the option.

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

The fair value of the warrants was determined using the Black-Scholes option-pricing model and were re-measured to fair value at each financial reporting period date with any changes in fair value recognized in the statements of operations. See Note 11 to our financial statements for further information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact on the Company’s financial statements and related disclosures as the Company did not have any lease agreements at the time of adoption. In July 2020, the Company entered into an agreement to lease its new corporate headquarters in Red Bank, NJ. Upon commencement of the lease, which occurred in October 2020, the lease was accounted for as an operating lease. Refer to Note 13 - Leases for details about the Company’s lease portfolio, including Topic 842 required disclosures.

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

4. CAPITALIZATION

As of December 31, 2020 and 2019, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 56,517,891 and 47,658,361 shares, respectively, were issued and outstanding. In addition, as of December 31, 2020 and 2019, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which, none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of December 31, 2020 and 2019 were $102.3 million and $39.2 million, respectively, and included cash, investments in money market funds, and United States Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $19.5 million and $46.2 million at December 31, 2020 and 2019, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and United States Treasury securities and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of December 31, 2020, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$19,545	$—	$(15)	$19,530
Total	$19,545	$—	$(15)	$19,530

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$46,208	$—	$—	$46,208
Total	$46,208	$—	$—	$46,208

The Company’s available for sale securities are reported at fair value on the Company’s balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the Statements of Comprehensive Loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities for the years ended December 31, 2020, 2019 and 2018, were as follows:

	For the Years Ended December 31,
	2020	2019	2018

Beginning balance	$—	$—	$—
Current period changes in fair value before reclassifications, net of tax	(15)	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—
Other comprehensive income (loss)	(15)	—	—
Ending balance	$(15)	$—	$—

6. LICENSE AND OTHER AGREEMENTS

In May 2018, the Company entered into an Asset Purchase Agreement with MacroGenics (the “MacroGenics Asset Purchase Agreement”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (“T1D”). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a Biologics License Application (“BLA”) in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. The Company has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements the Company assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

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

As of December 31, 2020, the Company has not achieved any milestones that would trigger payments to MacroGenics.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackie virus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of Research & development expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which, $0.5 million became payable to Vactech in January 2021 upon the dosing of the first patient in the Phase 1 PROVENT study. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech. As of December 31, 2020, the Company has not achieved any milestones that would trigger payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of December 31, 2020, the Company had paid Intravacc a total of approximately 9.0 million euros, or approximately $10.5 million, for services provided by Intravacc under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV (“Janssen”) granted the Company exclusive global rights to technology owned or controlled by Janssen Pharmaceutica NV for the purpose of developing and commercializing a colony stimulating factor 1 receptor (“CSF-1R”) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of December 31, 2020, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement. The Company is not actively developing PRV-6527.

7. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020	2019	2018

Net loss, basic	$(98,581)	$(43,285)	$(26,478)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	(276)
Net loss attributable to common stockholders	$(98,581)	$(43,285)	$(26,754)

Weighted average shares of common stock outstanding - basic and diluted	52,457	40,747	22,441
Net loss per share of common stock, basic and diluted	$(1.88)	$(1.06)	$(1.19)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	For the Years Ended December 31,
	2020	2019	2018

Stock options	9,503	5,894	3,476
Warrants	1,705	2,125	4,588

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2020	2019

Accrued research and development costs	$5,165	$1,700
Accrued compensation	1,443	54
Accrued professional fees	1,197	221
Accrued pre-commercial costs	1,191	—
Other accrued liabilities	166	90
Total accrued expenses	$9,162	$2,065

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	December 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$102,294	$—	$—	$102,294
Investments in Corporate debt securities[2]	—	19,530	—	19,530

	December 31, 2019
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$39,165	$—	$—	$39,165
Investments in U.S. Treasury securities[2]	46,208	—	—	46,208

[1]	Cash and cash equivalents primarily include investments in money market funds and United States Treasury securities with maturity dates within 90 days from the purchase date
[2]	Investments in United States Treasury and investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of December 31, 2020, there were options to purchase an aggregate of 9,503,228 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 2,270,353 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2021. As of December 31, 2020, there were 109,499 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of December 31, 2020, there were no options to purchase shares of common stock outstanding under the 2020 Inducement Plan. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Years Ended December 31,
	2020	2019	2018

General and administrative	$7,611	$1,546	$512
Research and development	5,612	1,296	629
Total stock-based compensation expense	$13,223	$2,842	$1,141

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

A summary of option activity for the years ended December 31, 2020 and 2019 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2018	3,476	$2.85
Granted	2,797	$10.34
Exercised	(79)	$3.66
Forfeited or expired	(300)	$4.19
Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$—
Granted	4,126	$12.87
Exercised	(219)	$5.28
Forfeited or expired	(298)	$9.39
Outstanding at December 31, 2020	9,503	$9.10	8.3 years	$74,536
Exercisable at December 31, 2020	3,730	$5.88	7.4 years	$41,263

The weighted average grant-date fair value of options granted during the year ended December 31, 2020 was $8.32 per share. As of December 31, 2020, there were approximately 1,869,000 unvested options subject to performance-based vesting criteria with approximately $13.2 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of December 31, 2020, there were approximately 3,904,000 unvested options outstanding subject to time-based vesting with approximately $25.1 million of unrecognized compensation expense which will be recognized over a period of 3.2 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Years Ended December 31,
	2020	2019	2018

Cash proceeds from options exercised	$1,152	$290	$25
Aggregate intrinsic value of options exercised	$1,615	$551	$5

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2020	2019	2018

Exercise price	$12.87	$10.34	$3.93
Expected volatility	74%	72%	61%
Expected dividends	—	—	—
Expected term (in years)	6.2	6.3	6.2
Risk-free interest rate	0.59%	1.90%	2.78%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the Placement Agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. During the year ended December 31, 2020, certain warrant holders from the Series A offering elected to exercise warrants for an aggregate of 312,689 shares, on a cashless basis, resulting in the Company’s net issuance of 259,542 shares. As of December 31, 2020, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

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

The MacroGenics warrants were evaluated under ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) and ASC 815, Derivatives and Hedging, (“ASC 815”) and the Company determined that equity classification was appropriate.

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

During the year ended December 31, 2020, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 107,051 shares, on a cashless basis, resulting in the Company’s net issuance of 66,316 shares. As of December 31, 2020, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	As of December 31,
	2020	2019

Leasehold improvements	$828	$—
Furniture and fixtures	149	—
Office equipment	35	—
Clinical equipment	27	—
Construction in progress	431	—
	1,470	—
Less accumulated depreciation	(33)	—
Fixed assets, net	$1,437	$—

Depreciation expense was $33 thousand for the year ended December 31, 2020. The Company had no depreciation expense for the year ended December 31, 2019.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company’s leases do not contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheets. As of December 31, 2020, the Company has not entered into any short-term leases.

The components of lease costs from continuing operations were as follows:

Year Ended December 31, 2020

Operating lease costs	$25
Variable lease costs	3
Total lease costs	$28

During the year ended December 31, 2020, the Company did not have any operating cash outflows that were used in connection to its operating leases.

Supplemental balance sheet information related to leases are as follows:

	Classification	As of December 31, 2020

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$408
Lease liabilities
Current	Accrued expenses	$72
Non-current	Operating lease liabilities, long-term	$715

Weighted average remaining lease term
Operating leases		5.2 years

Weighted average discount rate
Operating leases		15.0%

As of December 31, 2020, maturities of lease liabilities on an annual basis for the remaining years of the Company’s commenced lease agreements were as follows:

Operating Leases

Year ending December 31,
2021	$185
2022	221
2023	227
2024	232
2025	238
Thereafter	41
Total lease payments	1,144
Less: present value discount	357
Present value of lease liabilities	$787

14. INCOME TAXES

The Company recorded no provision or benefit for federal income taxes, as the Company has incurred a net loss for all periods presented, and the Company has provided a full valuation allowance against its deferred tax assets. The Company recorded a benefit from state income taxes of approximately $0.5 million for the year ended December 31, 2020. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (‘NOLs”) that resulted from the Company’s sale of approximately $6.8 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $0.5 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits. For the year ended December 31, 2019, the Company recorded no provision or benefit for state income taxes.

At December 31, 2020, the Company had Federal net operating loss carryforwards of approximately $139.1 million, of which approximately $5.4 million will expire in varying amounts beginning in 2036. The balance of the Federal net operating loss carryforwards generated in 2018 and prospectively can be carried forward indefinitely. The Company has state NOLs in various jurisdictions of approximately $129.8 million, certain of which begin to expire beginning in 2036. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company has not yet completed a study to determine if an ownership change has occurred to date or determined the Company’s ability to utilize the aforementioned carryforwards. The Company had research and development tax credit carryforwards, including orphan drug tax credits, of approximately $16.3 million at December 31, 2020.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	For the Years Ended December 31,
	2020	2019	2018

Tax Provision at statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(34.6)	(36.5)	(26.9)
Orphan drug credits	10.4	10.4	—
State income taxes, net of federal benefit	5.2	6.5	6.2
Sale of NJ net operating losses	0.4	—	0.7
Permanent items	(2.2)	(2.1)	(0.5)
Other	0.3	0.7	0.2
Effective Tax Rate	0.5%	—%	0.7%

The components of income tax benefit are as follows:

	For the Years Ended December 31,
	2020	2019	2018

Current:
Federal	$—	$—	$—
State	(523)	—	(187)
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$(523)	$—	$(187)

The income tax benefit recognized for the years ended December 31, 2020 and 2018 represent sales by the Company of its 2017 and 2018 New Jersey state net operating losses, from which the Company realized $0.5 million $0.2 million, respectively.

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019

Deferred tax assets:
NOL Carryforward	$37,773	$17,520
Federal research and development credits	15,819	5,045
Equity compensation	4,245	1,018
Product License	1,598	1,768
Other	390	213
Total deferred tax assets	59,825	25,564
Less valuation allowance	(59,825)	(25,564)
Net deferred tax assets	$—	$—

The Company’s gross deferred tax assets of $59.8 million and $25.6 million at December 31, 2020 and 2019, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The Company has no uncertain tax positions at December 31, 2020. Since the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. The Company has never been, nor is currently under audit. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense, however the Company has recorded no such expense to date.

In March 2020, the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its income tax positions.

15. RELATED PARTY TRANSACTIONS

In connection with the MacroGenics Asset Purchase Agreement, the Company made payments of approximately $0.1 million and $0.3 million to Tolerance Therapeutics, Inc. during the years ended December 31, 2020 and 2018, respectively. The Company did not make any payments to Tolerance Therapeutics Inc. during the year ended December 31, 2019. Dr. Jeffrey Bluestone, who was appointed to the Company’s board of directors in March 2019, is a majority stockholder in Tolerance Therapeutics, Inc.

In July 2018, MDB served as the underwriter for the Company’s IPO and the Company paid MDB cash underwriters’ fees and expenses of $3.6 million. Further, the Company issued to MDB underwriter warrants to purchase 1,596,956 shares of the Company’s common stock. The warrants are exercisable, beginning July 3, 2019 for five years at $5.00 per share. At the time of the IPO, MDB and affiliated parties beneficially owned greater than 5% of the Company’s common stock and two employees of MDB were members of the Board of Directors of the Company. See Notes 3 and 11 for further information. These MDB employees are no longer members of the Board of Directors of the Company.

16. RETIREMENT SAVINGS PLAN

The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the years ended December 31, 2020, 2019 and 2018 were $0.2 million, $0.1 million, and $0.1 million, respectively.

17. SUBSEQUENT EVENTS

In January 2021, the Company completed an underwritten public offering in which it sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from the underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of approximately $6.6 million and other offering expenses of $0.5 million.

On February 17, 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company will receive and upfront payment of $6.0 million and up to $11.5 million in research, development and manufacturing funding over the next three years. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company plans to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the second half of 2021 and expects a portion of such trial to be conducted in Hong Kong.

