Form 10-Q
period 2021-03-31
Provention Bio, Inc.
filed 2021-05-06
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 001-38552

PROVENTION BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5245912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Broad Street, 2nd Floor Red Bank, New Jersey	07701
(Address of registrant’s principal executive offices)	(Zip code)

(908) 336-0360

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	PRVB	The Nasdaq Global Select Market

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

As of the close of business on May 3, 2021, 63,374,738 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	The Company received a letter from the United States Food and Drug Administration (“FDA”) on April 2, 2021 indicating that, as part of its ongoing review of the Company’s Biologics License Application (“BLA”) for teplizumab, the FDA has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time and separately, at an April 2, 2021 informal meeting with the Company to discuss the upcoming May 27, 2021 Advisory Committee meeting, the FDA indicated that, based on the data it has reviewed to date, it was taking the position that the drug pharmacokinetic profiles of the two drug products evaluated in a pharmacokinetic (“PK”)/pharmacodynamic (“PD”) bridging study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. At a second informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the pharmacokinetic profiles of the two drug products evaluated in the PK/PD bridging study are not comparable because the intended commercial product did not meet the pre-specified 80-125% PK area under the curve (“AUC”) comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant. The FDA further informed the Company at the April 23, 2021 informal meeting that it plans to mention its PK comparability review in the clinical pharmacology summary of its briefing materials for the May 27, 2021 Advisory Committee Meeting, in addition to including a statement that the FDA is actively working with the Company to resolve the issue and that the focus of the Advisory Committee meeting is the efficacy and safety of teplizumab. The FDA also recommended that both the FDA and the Company update their Advisory Committee briefing materials to reflect the removal of the term “prevention” from the previously proposed “At-Risk” indication, as the remaining term “delay” more accurately reflects the results of the TN-10 trial. Additionally, we plan to work with the FDA to answer questions with respect to the reliability of one of the analytical methods used to release teplizumab drug product; as well as the Form 483s issued to AGC Biologics, which are required to be resolved prior to a decision on our teplizumab BLA. Addressing the FDA’s concerns raised to date, or any additional concerns raised in the future, may require time and investments from the Company or may not be possible, and may negatively impact the teplizumab BLA, including likely resulting in a delay in timelines within which teplizumab has the potential to be approved by the FDA or potentially a decision by the FDA to issue a complete response letter declining to approve teplizumab for commercial use, which could have a material adverse impact on the Company’s business.
●	We are a clinical stage biopharmaceutical company with a limited operating history.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.

●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	Although we have received breakthrough therapy designation and priority review from the FDA for teplizumab and we may pursue such expedited pathways for other product candidates, expedited development may not actually lead to a faster development or regulatory review or approval process.
●	Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, which may require substantial financial resources and could delay regulatory approval of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling the Company for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organization, which, if we are not able to do successfully could negatively impact our business, including the successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales, marketing and other commercial capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us and any loss of our rights to them could prevent us from developing, commercializing or selling our products.
●	The outbreak of COVID-19 has caused delays to our clinical trials. Moreover, the longer the pandemic persists, the more impact it will have on our clinical trials and other business plans and timelines, including our potential United States launch of teplizumab under the BLA under review by the FDA. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn would require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability or other lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

The forward-looking statements included herein are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligations to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$180,357	$102,294
Marketable securities	26,848	19,530
Prepaid expenses and other current assets	4,446	4,730
Total current assets	211,651	126,554

Fixed assets, net	1,614	1,437
Operating lease right-of-use assets	401	408
Other assets	120	120
Total assets	$213,786	$128,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,283	$7,568
Accrued expenses and other current liabilities	13,950	9,162
Deferred revenue	4,519	—
Total current liabilities	26,752	16,730

Deferred revenue, net of current portion	2,481	—
Operating lease liabilities, long-term	686	715
Total liabilities	29,919	17,445

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 63,374,738 shares issued and outstanding at March 31, 2021; 56,517,891 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	393,959	288,725
Accumulated other comprehensive loss	(16)	(15)
Accumulated deficit	(210,082)	(177,642)
Total stockholders’ equity	183,867	111,074
Total liabilities and stockholders’ equity	$213,786	$128,519

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$19,687	$9,090
General and administrative	12,781	3,775
Total operating expenses	32,468	12,865

Loss from operations	(32,468)	(12,865)
Interest income, net	28	283
Loss before income tax benefit	(32,440)	(12,582)
Income tax benefit	—	—
Net loss	$(32,440)	$(12,582)

Net loss per common share, basic and diluted	$(0.52)	$(0.26)
Weighted average common shares outstanding, basic and diluted	62,263	47,699

Net loss	$(32,440)	$(12,582)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1)	210
Total comprehensive loss	$(32,441)	$(12,372)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	(32,440)	(32,440)
Balance at March 31, 2021	63,375	$6	$393,959	$(16)	$(210,082)	$183,867

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with stock option exercises	55	—	194	—	—	194
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	210	—	210
Stock-based compensation	—	—	1,236	—	—	1,236
Net loss	—	—	—	—	(12,582)	(12,582)
Balance at March 31, 2020	47,713	$5	$162,642	$210	$(91,643)	$71,214

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(32,440)	$(12,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,857	1,236
Amortization of premium and discounts on marketable securities	175	1
Non-cash operating lease expense	14	—
Depreciation	73	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	284	(865)
Accounts payable	715	1,761
Accrued interest receivable	83	(21)
Accrued expenses	4,752	1,302
Deferred revenue	7,000	—
Net cash used in operating activities	(16,487)	(9,168)

Investing activities
Purchase of marketable securities	(12,397)	(9,049)
Maturities of marketable securities	4,820	16,000
Purchase of fixed assets	(250)	—
Net cash (used in) provided by investing activities	(7,827)	6,951

Financing activities
Proceeds from underwritten public offering, net	102,329	—
Proceeds from stock option exercises	48	194
Net cash provided by financing activities	102,377	194

Net increase (decrease) in cash and cash equivalents	78,063	(2,023)
Cash and cash equivalents at beginning of period	102,294	39,165
Cash and cash equivalents at end of period	$180,357	$37,142

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$23	$—

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”) was incorporated on October 4, 2016 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable and it may never achieve profitability.

Basis of presentation

The accompanying unaudited financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 Condensed Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2020, as filed with the SEC on February 25, 2021.

In the opinion of management, the unaudited financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of March 31, 2021, the Company had an accumulated deficit of $210.1 million, To date, the Company has not generated any revenues and has financed its operations primarily through equity offerings.

In January 2021, the Company completed an underwritten public offering in which it sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from the underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

In February 2021, the Company established a new at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. As of March 31, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, the Company terminated its existing at-the-market program established in August 2019 (the “2019 ATM Program”) and no additional stock may be issued thereunder. Prior to its termination, the Company sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

The Company’s cash requirements for the rest of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs and timing of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to the Company’s other ongoing or planned clinical trials, such the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human safety PROVENT study of the PRV-101 vaccine, and the planned Phase 2a PREVAIL clinical study of PRV-3279 in lupus.

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at March 31, 2021 are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of March 31, 2021, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

Collaboration revenue

At the inception of a collaboration agreement, the Company first assesses whether the contractual agreement is within the scope of ASC 808, Collaborative Arrangements by evaluating whether the agreement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration agreement in its entirety represents a contract with a customer as defined by ASC 606, Revenue from Contracts with Customers (“ASC 606”). If only a portion of the collaboration agreement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.

In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

From time to time, the Company enters into licensing agreements that are within the scope of ASC 606, under which it may license rights to research, develop and commercialize its product candidates to third parties. The terms of these collaborative research and development agreements typically include non-refundable, upfront license fees; reimbursement for research and development activities; development, regulatory and commercial milestone payments; and royalties on net sales of commercialized products. The Company may also enter into development and manufacturing service agreements with its collaborators. For each arrangement, at contract inception, the Company identifies all performance obligations, which may include a license to intellectual property and know-how, research and development activities, transition activities and/or manufacturing services and determines if each performance obligation is distinct. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. These estimates are re-assessed each reporting period as required.

Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis, which requires the use of assumptions and judgement. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Refer to Note 6 – License and Other Agreements, for specific details regarding the Company’s collaboration agreements.

Since the Company’s inception and through March 31, 2021, no revenue has been recognized by the Company.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. Effective January 1, 2019, the Company adopted ASU 2016-02. The adoption had no impact on the Company’s financial statements and related disclosures as the Company did not have any lease agreements at the time of adoption. In July 2020, the Company entered into an agreement to lease its new corporate headquarters in Red Bank, NJ. Upon commencement of the lease, which occurred in October 2020, the lease was accounted for as an operating lease. Refer to Note 13 – Leases for details about the Company’s leases, including Topic 842 required disclosures.

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

4. CAPITALIZATION

As of March 31, 2021 and December 31, 2020, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 63,374,738 and 56,517,891 shares, respectively, were issued and outstanding. In addition, as of March 31, 2021 and December 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2021 and December 31, 2020 were $180.4 million and $102.3 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $26.8 million and $19.5 million at March 31, 2021 and December 31, 2020, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of March 31, 2021, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$26,864	$—	$(16)	$26,848
Total	$26,864	$—	$(16)	$26,848

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$19,545	$—	$(15)	$19,530
Total	$19,545	$—	$(15)	$19,530

The Company’s available for sale securities are reported at fair value on the Company’s balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the Statements of Comprehensive Loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended March 31,
	2021	2020

Beginning balance	$(15)	$—
Current period changes in fair value before reclassifications, net of tax	(1)	210
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—
Other comprehensive income (loss)	(1)	210
Ending balance	$(16)	$210

6. LICENSE AND OTHER AGREEMENTS

In May 2018, the Company entered into an Asset Purchase Agreement (the “MacroGenics Asset Purchase Agreement”) with MacroGenics, Inc. (“MacroGenics”) pursuant to which the Company acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of Type 1 Diabetes (“T1D”). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a BLA for a first indication in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. The Company has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements the Company assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

In May 2018, the Company entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. In connection with the Company’s grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement, approximately $1.1 million became payable to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that the Company received from Huadong. See below for further description of the Huadong License Agreement.

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

As of March 31, 2021, the Company has not achieved any milestones that would trigger payments to MacroGenics.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $1.0 million was received as of March 31, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company plans to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the second half of 2021 and expects a portion of such trial to be conducted in Hong Kong.

The Company evaluated the Huadong License Agreement under the provisions of ASC 606 and identified the following three material promises: (1) the license of rights to PRV-3279 in Greater China, (2) the performance of clinical research activities and (3) manufacturing process improvements. The Company concluded that the performance obligations were not distinct and consequently do not have value on a standalone basis. Accordingly, they were determined to represent one performance obligation. The Company determined that the transaction price of the Huadong License Agreement was $15.5 million, consisting of the $6.0 million up-front payment and $9.5 million of the research, development and manufacturing funding expected to be received. which would not result in a significant reversal of revenue in a future period. The total transaction price was allocated to the single identified performance obligation. The regulatory and sales event-based milestone payments represent variable consideration, and the Company used the most likely amount method to estimate this variable consideration because the potential milestone payment is a binary event, as the Company will either receive the milestone payment or it will not. Given the high degree of uncertainty around achievement of these milestones, the Company determined the milestone amounts to be fully constrained and will not recognize revenue until the uncertainty associated with these payments is resolved. Any consideration related to royalties will be recognized if and when the related sales occur. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.

The Company expects to recognize revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through mid-2024. The Company recognized no collaboration revenue during the three months ending March 31, 2021 and total deferred revenue as of March 31, 2021 was $7.0 million.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackievirus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of research & development expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which $0.5 million became payable to Vactech in January 2021 upon the dosing of the first patient in the Phase 1 PROVENT study. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the EU, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech.

In March 2018, the Company entered into a Development Services Agreement with The Institute of Translational Vaccinology (the “Intravacc Development Services Agreement”), pursuant to which The Institute of Translational Vaccinology (“Intravacc”) will provide services related to process development, non-GMP and GMP manufacturing of the Company’s polyvalent CVB vaccine, including providing proprietary technology for manufacturing purposes. The Company will pay Intravacc approximately 10 million euros for their services over the development and manufacturing period. Each party retains its existing intellectual property and will share newly developed intellectual property via a fully-paid non-exclusive license between the parties for all development work through phase 1 clinical trials. Any future use, including commercial use, of Intravacc’s technology will be subject to a separate nonexclusive license agreement. The Intravacc Development Services Agreement may be terminated by us with ninety days’ notice without cause and by either party upon a material breach or insolvency of the other party. As of March 31, 2021, Intravacc has completed, and the Company has paid for, all material manufacturing services under the Intravacc Development Services Agreement.

In April 2017, the Company entered into the Janssen CSF-1R License Agreement, pursuant to which Janssen Pharmaceutica NV (“Janssen”) granted the Company exclusive global rights to technology owned or controlled by Janssen for the purpose of developing and commercializing a colony stimulating factor 1 receptor (“CSF-1R”) inhibitor named JNJ-40346527 (renamed PRV-6527) for inflammatory bowel diseases including Crohn’s disease and UC. The Company evaluated PRV-6527 for Crohn’s disease in a recently completed Phase 2a clinical trial (the PRINCE study). In December 2019, Janssen declined its option to buy back the rights to PRV-6527 and as such, all rights will remain with the Company. The Company will be obligated to make contingent milestone payments to Janssen totaling $35.0 million upon the achievement of certain clinical and regulatory milestones for the first indication and an additional $20.0 million upon the achievement of certain clinical and regulatory milestones for a second indication. In addition, the Company has agreed to pay Janssen tiered single-digit royalties on net sales of any approved product based on the CSF-1R technology and three additional payments totaling $100.0 million upon the achievement of certain annual net sales levels. As of March 31, 2021, no milestones have been achieved that would trigger payments to Janssen under the CSF-1R License Agreement. The Company is not actively developing PRV-6527.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net loss	$(32,440)	$(12,582)

Weighted average shares of common stock outstanding - basic and diluted	62,263	47,699
Net loss per share of common stock, basic and diluted	$(0.52)	$(0.26)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2021	2020

Stock options	9,698	6,674
Warrants	1,705	2,125

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020

Accrued research and development costs	$8,507	$5,165
Accrued pre-commercial costs	1,864	1,191
Accrued professional fees	1,169	1,197
Accrued compensation	1,104	1,443
Accrued royalty and milestone payments	1,080	—
Other accrued liabilities	226	166
Total accrued expenses	$13,950	$9,162

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	March 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$180,357	$—	$—	$180,357
Investments in Corporate debt securities[2]	—	26,848	—	26,848

	December 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$102,294	$—	$—	$102,294
Investments in Corporate debt securities[2]	—	19,530	—	19,530

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of March 31, 2021, there were options to purchase an aggregate of 9,697,881 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 2,270,353 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2021. As of March 31, 2021, there were 2,165,852 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of March 31, 2021, there were no options to purchase shares of common stock outstanding under the 2020 Inducement Plan. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended March 31,
	2021	2020

General and administrative	$1,806	$713
Research and development	1,051	523
Total stock-based compensation expense	$2,857	$1,236

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

A summary of option activity for the three months ended March 31, 2021 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2020	9,503	$9.10	8.3 years	$—
Granted	261	$15.32
Exercised	(19)	$2.50
Forfeited or expired	(47)	$13.21
Outstanding at March 31, 2021	9,698	$9.26	8.1 years	$27,069
Exercisable at March 31, 2021	3,944	$6.03	7.2 years	$20,357

The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 was $10.47 per share. As of March 31, 2021, there were approximately 1,849,000 unvested options subject to performance-based vesting criteria with approximately $12.9 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of March 31, 2021, there were approximately 3,905,000 unvested options outstanding subject to time-based vesting with approximately $24.8 million of unrecognized compensation expense which will be recognized over a period of 3.1 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended March 31,
	2021	2020

Cash proceeds from options exercised	$48	$194
Aggregate intrinsic value of options exercised	239	309

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three Months Ended March 31,
	2021	2020

Exercise price	$15.32	$12.80
Expected volatility	80%	72%
Expected dividends	—	—
Expected term (in years)	6.1	6.2
Risk-free interest rate	0.62%	1.31%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. As of March 31, 2021, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. As of March 31, 2021, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2021	December 31, 2020

Leasehold improvements	$838	$828
Software	272	—
Furniture and fixtures	149	149
Office equipment	35	35
Clinical equipment	42	27
Construction in progress	384	431
	1,720	1,470
Less accumulated depreciation	(106)	(33)
Fixed assets, net	$1,614	$1,437

Depreciation expense was $0.1 million for the three months ended March 31, 2021. The Company had no depreciation expense for the three months ended March 31, 2020.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of March 31, 2021, the Company has not entered into any short-term leases.

The components of lease costs from continuing operations were as follows:

	Three Months Ended March 31,
	2021	2020

Operating lease costs	$37	$—
Variable lease costs	5	—
Total lease costs	$42	$—

Supplemental balance sheet information related to leases are as follows:

	Classification	As of March 31, 2021	As of December 31, 2020

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$401	$408
Lease liabilities
Current	Accrued expenses	$108	$72
Non-current	Operating lease liabilities, long-term	$686	$715

Weighted average remaining lease term
Operating leases		4.9 years	5.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of March 31, 2021, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2021 (remaining)	$162
2022	221
2023	227
2024	232
2025	238
Thereafter	41
Total lease payments	1,121
Less: present value discount	327
Present value of lease liabilities	$794

14. SUBSEQUENT EVENTS

In April 2021, the Company received net proceeds of $1.0 million from the sale of its 2019 New Jersey state net operating losses (“NOLs”) through the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any commercial revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations.

We have not generated any revenue to date and, through March 31, 2021, we had an accumulated deficit of $210.1 million. We have financed our operations primarily through equity offerings.

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of March 31, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

Our “predict” and “preempt” therapeutic development focus is on product candidates that intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline of product candidates in development includes:

●

PRV-031: a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay of progression to Stage 3 clinical T1D in at-risk individuals and for patients with newly-diagnosed T1D. Teplizumab has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019 and PRIME eligibility from the EMA, in October 2019. We currently estimate that the prevalence of individuals in the United States that have two or more auto-antibodies and dysglycemia and are at risk of developing clinical stage T1D to be approximately 200,000 people at any time. We currently estimate that there are approximately 64,000 new cases of T1D in the United States each year, approximately 26% of which are patients aged eight through 17;

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

●

PRV-015: a human anti-interleukin 15 (“IL-15”) mAb for the treatment of gluten-free diet NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D
At-Risk Indication – for the delay of progression to Stage 3 clinical T1D in at-risk individuals

In December 2020, the FDA accepted and filed for review our BLA, submission for the delay or prevention of clinical T1D in at-risk individuals. The FDA granted our request for priority review. In April 2021, the Company received a deficiencies letter and feedback from FDA that it did not find that the AGC Biologics and Eli Lilly drug products used in the PK/PD bridging study are comparable with respect to PK and that the Agency will need additional data to address their concerns. The FDA has also informed the Company that it concluded the PK profiles are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range, and that it cannot be certain if this observation is not clinically relevant. Additionally, the FDA has raised questions regarding the reliability of one of the analytical methods used to release teplizumab drug product; as well as the Form 483s issued to AGC Biologics, which are required to be resolved prior to a decision on our teplizumab BLA. The FDA agreed to work with the Company on these issues concurrently with its BLA review and confirmed that the advisory committee meeting will proceed on May 27, 2021 as planned.

The FDA also recommended that the Company remove the term “prevention” from the previously proposed indication. See “Recent Company Developments” below for more information regarding FDA feedback.

In April 2021, we received initial non-binding scientific advice in a letter from the MHRA on a potential regulatory path forward for teplizumab in the United Kingdom. The MHRA indicated its view that (i) there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients, (ii) an MAA may benefit from additional supplementary information on patient preference, and (iii) reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP points to consider on application with (a) meta-analyses and (b) one pivotal study (CPMP/EWP/2330/99).

In March 2021, extended follow-up data from the at-risk study was published (Sims 2021) which showed that a single 14-day course of teplizumab significantly delayed the median onset of clinical disease and insulin dependence in at-risk T1D individuals by approximately three years compared to the placebo. This data added one year to the two-year delay that was previously published in the New England Journal of Medicine in 2019.

The FDA indicated that an advisory committee meeting is scheduled for May 27, 2021. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of July 2, 2021. We believe the FDA’s PK comparability considerations are likely to result in a delay in potential BLA approval timelines. The specifics of such delay will depend upon the outcome of ongoing discussions with the FDA to find a solution. See “Recent Company Developments.”

We have filed an Innovation Pathway Application and engaged and plan to continue engaging with the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom to obtain scientific advice and plan to evaluate regulatory path forward in the United Kingdom and in the European Union after further engagement with the MHRA, EMA and other European stakeholders in 2021.

Newly Diagnosed Indication – for the treatment to preserve beta cell function in individuals with newly diagnosed T1D

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

We commenced a first-in-human Phase 1 study in December 2020 and completed enrollment in April 2021.

We expect to report top-line first-in-human data in the fourth quarter of 2021.
PRV-3279 (humanized anti-CD32B and CD79B bispecific) for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as gene therapy.

In March 2020, we announced positive top-line results from our Phase 1b clinical trial (the PREVAIL study), which evaluated PRV-3279 in 16 healthy volunteers.

In January 2021, we announced positive results of pre-clinical experiments in support of the prevention of immunogenicity indication.

In February 2021, we entered into a License Agreement with Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which we granted Huadong certain exclusive rights to develop and commercialize PRV-3279 in greater China excluding the immunogenicity field (combination with gene therapies) to which we retained global rights.

We expect to commence a Phase 2a study in lupus in the second half of 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet NRCD.	In August 2020, we initiated a Phase 2b clinical trial (the PROACTIVE trial) in approximately 220 adult celiac patients with gluten-free diet NRCD.	We expect to report top-line results from the Phase 2b PROACTIVE study in 2022.

Recent Company Developments

PRV-031 (teplizumab, anti-CD3 mAb)

FDA Filed teplizumab BLA Submission

In December 2020, the FDA accepted and filed for review our BLA for teplizumab for the delay or prevention of clinical T1D in at-risk individuals. The FDA also granted our request for priority review and assigned a user fee goal date of July 2, 2021 under the PDUFA. In its acceptance letter, the FDA has stated that it is currently planning to hold an advisory committee meeting, which is currently scheduled for May 27, 2021, to discuss the BLA. Priority review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Under the PDUFA, a priority review targets a review time of six months compared to a standard review time of ten months.

Recent Feedback from FDA

On April 2, 2021, the Company received a letter from the FDA stating that as part of its ongoing review of the Company’s BLA for teplizumab, the FDA has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. Also on April 2, 2021, at an informal meeting with the Company to discuss the upcoming Advisory Committee, the FDA indicated that, based on the data it has reviewed to date, it was taking the position that the drug pharmacokinetic profiles of the two drug products evaluated in a PK/PD bridging study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. As a follow up, on April 8, 2021, the FDA stated to the Company that it was willing to discuss these issues concurrently with its ongoing review. The FDA intends to continue the review of clinical data submitted in the BLA and to conduct the Advisory Committee meeting on May 27, 2021 as planned.

At an informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the PK profiles of the two drug products evaluated in the PK/PD bridging study are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant, given that the relationship between transient lymphocyte reduction, a PD marker, which was comparable in the PK/PD bridging study, and clinical efficacy, has yet to be fully validated. While the FDA emphasized its understanding of the high unmet need associated with delaying the onset of clinical-stage T1D and reiterated their willingness to work with the Company to find a solution and path forward for the comparability issue, the Company believes the FDA’s PK comparability considerations are likely to result in a delay in potential BLA approval timelines and the specifics of such delay will depend upon the outcome of ongoing discussions with the FDA to find a solution, including potentially providing FDA reviewers with PK/PD data from the Company’s on-going Phase 3 PROTECT study in newly diagnosed patients. The FDA further informed the Company at the April 23, 2021 informal meeting that it plans to mention its PK comparability review in the clinical pharmacology summary of its briefing materials for the May 27, 2021 Advisory Committee Meeting, in addition to including a statement that the FDA is actively working with the Company to resolve the issue and that the focus of the Advisory Committee meeting is the efficacy and safety of teplizumab. The FDA also recommended that both the FDA and the Company update their Advisory Committee briefing materials to reflect the removal of the term “prevention” from the previously proposed “At-Risk” indication, as the remaining term “delay” more accurately reflects the results of the TN-10 trial. Additionally, we plan to work with the FDA to answer questions with respect to the reliability of one of the analytical methods used to release teplizumab drug product; as well as the Form 483s issued to AGC Biologics, which are required to be resolved prior to a decision on our teplizumab BLA.

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

On March 3, 2021, we announced the peer reviewed publication of the extended follow-up results from the “At-Risk” TN-10 study showing that a single Teplizumab Course delayed the onset of insulin dependence in type 1 diabetes (T1D) patients by approximately 32.5 months, compared to placebo.

PRV-101 (CVB Vaccine)

PROVENT Study Initiated

In December 2020, we initiated the PROVENT (PROtocol for coxsackievirus VaccinE in healthy voluNTeers) study, a first-in-human study of our polyvalent inactivated CVB vaccine candidate, PRV-101. We are developing PRV-101 for the prevention of acute CVB infection and the potential delay or prevention of T1D and celiac disease. PROVENT is a placebo-controlled, double-blind, randomized first-in-human study. The study’s primary endpoint is the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity will also be evaluated. We completed enrollment in April 2021 and results of PROVENT are expected in the fourth quarter of 2021.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

Huadong License Agreement

On February 17, 2021, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $1.0 million was received as of March 31, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. We are generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We plan to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the second half of 2021 and expect a portion of such trial to be conducted in Hong Kong.

Preclinical Data Announced

In January 2021, we announced positive results of pre-clinical proof-of-concept experiments in support of the prevention of immunogenicity indication. A PRV-3279 mouse surrogate was tested in mice transgenic for human CD32B, which received gene therapy with an adeno-associated virus (“AAV”) vector AAV9 encoding for the enzyme acid-alpha-glucosidase (“GAA”) gene. Errors in the GAA gene cause the serious human glycogen storage disease type II known as Pompe disease. In the study, the PRV-3279 surrogate reduced anti-AAV9 vector antibody levels in a dose-dependent fashion. Anti-AAV9 antibodies have been linked to reduced efficacy, safety concerns and the inability to re-dose patients, and thus, based on these and other study data, we believe PRV-3279 co-administration with gene therapy products has the potential to improve the safety and efficacy of this therapeutic modality. The PRV-3279 surrogate in combination with sirolimus increased skeletal muscle levels of GAA enzyme expression. Consistent with prior results from clinical trials in healthy human subjects, the PRV-3279 surrogate decreased Immunoglobulin M (“IgM”) production and was well tolerated.

Based on these data, we plan to look for opportunities to work with academic and industry experts to combine PRV-3279 with gene therapy and other biotherapeutic products to further our mission of preventing and intercepting devastating immune-mediated conditions.

Impact of COVID-19 on our Business

We are closely monitoring the continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of this pandemic, and the associated economic downturn, will have on our business, including on our potential United States launch of teplizumab if approved by the FDA under the BLA under its review. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. As a result of the delay, we expect to complete enrollment in the PROTECT study in the second half of 2021 and report top-line results from the PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half of 2021 to the second half of 2021, predominantly due to COVID-19 related impacts on our plans.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through March 31, 2021 were principally related to the acquisition and development of our clinical programs.

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

Interest Income, Net

Interest income, net, consists of interest income earned on our cash, cash equivalents and marketable securities offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	$19,687	$9,090	$10,597
General and administrative	12,781	3,775	9,006
Total operating expenses	32,468	12,865	19,603
Loss from operations	(32,468)	(12,865)	19,603
Interest income, net	28	283	(255)
Loss before income tax benefit	(32,440)	(12,582)	19,858
Income tax benefit	—	—	—
Net loss	$(32,440)	$(12,582)	$19,858

Net loss per common share, basic and diluted	$(0.52)	$(0.26)
Weighted average common shares outstanding, basic and diluted	62,263	47,699

Research and Development Expenses

Research and development expenses were $19.7 million for the three months ended March 31, 2021, an increase of $10.6 million, compared to $9.1 million for the three months ended March 31, 2020. The increase related primarily to increased costs for our teplizumab program, including the PROTECT study, manufacturing and regulatory activities, and the build out of our medical affairs infrastructure and medical education programs to support teplizumab. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020, and the PROVENT study (PRV-101), which was initiated in December 2020. We also incurred $1.1 million in expense, payable to MacroGenics, in connection with the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. Research and development expenses for the three months ended March 31, 2021 and 2020 also included personnel costs of $3.7 million and $1.7 million, respectively, including stock-based compensation of $1.1 million and $0.5 million in each respective year. The increase in personnel costs, including stock-based compensation, relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $12.8 million for the three months ended March 31, 2021, an increase of $9.0 million, compared to $3.8 million for the three months ended March 31, 2020. General and administrative expenses for the three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$6,254	$1,119	$5,135
Other general and administrative expenses	6,527	2,656	3,871
Total general and administrative expenses	$12,781	$3,775	$9,006

Pre-commercial expenses were $6.3 million for the three months ended March 31, 2021 and primarily consisted of $4.3 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $2.0 million in personnel costs, including stock-based compensation of $0.4 million. Pre-commercial expenses were $1.1 million for the three months ended March 31, 2020 and primarily consisted of $0.7 million in external costs for marketing activities and $0.4 million in personnel costs, including stock-based compensation of $0.1 million. The increase in pre-commercial expenses related primarily to an increase in expenses to build-out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $6.5 million for the three months ended March 31, 2021 and primarily consisted of $2.9 million in personnel costs, including stock-based compensation of $1.4 million, $2.5 million in professional fees and legal expenses and approximately $0.7 million in insurance and other public company costs. Other general and administrative expenses were $2.7 million for the three months ended March 31, 2020 and were primarily comprised personnel costs of $1.3 million, including stock-based compensation of $0.6 million, professional fees and legal expenses of $0.6 million and approximately $0.4 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $28 thousand during the three months ended March 31, 2021, compared to $0.3 million during the three months ended March 31, 2020. The decrease in interest income, net during the three months ended March 31, 2021 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $207.2 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and certain short-term investment-grade corporate debt securities.

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering was $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of March 31, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

Our cash requirements for the rest of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs and timing of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to our other ongoing or planned clinical trials, such the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human safety PROVENT study of the PRV-101 vaccine, and the planned Phase 2a PREVAIL clinical study of PRV-3279 in lupus.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at March 31, 2021 are sufficient to meet our obligations for at least the next 12 months from the issuance of the financial statements included in this report.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,487)	$(9,168)
Investing activities	(7,827)	6,951
Financing activities	102,377	194
Net change in cash and cash equivalents	$78,063	$(2,023)

Cash Flows from Operating Activities

Net cash used in operating activities was $16.5 million for the three months ended March 31, 2021 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $7.0 million received from Huadong in connection with the Huadong License Agreement, which is currently recorded as deferred revenue as of March 31, 2021. Our working capital was $184.9 million as of March 31, 2021.

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2020 and primarily related to cash used to fund clinical development activities for teplizumab, PRV-3279 and PRV-015, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2021 and primarily related to the purchases of marketable securities totaling $12.4 million and capital expenditures associated with information systems of $0.2 million offset by proceeds received from the maturity of marketable securities totaling $4.8 million.

Net cash provided by investing activities was $7.0 million for the three months ended March 31, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $16.0 million offset by purchases of marketable securities totaling $9.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $102.4 million for the three months ended March 31, 2021 and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering which closed in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as approximately $0.1 million in proceeds from stock option exercises during the period.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2020 and primarily related to cash received from stock option exercises.

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 – License and Other Agreements to our condensed financial statements included in this report, which is incorporated herein by reference. There have been no material changes to commitments and obligations during the three months ended March 31, 2021.

The table below presents a summary of our contractual obligations as of March 31, 2021:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$1,420	$1,420	$—	$—	$—
Operating lease obligations (2)	1,121	217	451	453	—
Total (3)	$2,541	$1,637	$451	$453	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC Biologics and our other CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	Operating lease obligations represent the gross minimum cash rent payments under our lease in Red Bank, NJ.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license and collaboration agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of accounting for collaboration revenue and revenue from contracts with customers, which are detailed further within this Quarterly Report on Form 10-Q. See Note 3 – Significant Accounting Policies, to our condensed financial statements included in this report, which is incorporated herein by reference.

Recent Accounting Pronouncements

See Note 3 – Significant Accounting Policies, to our condensed financial statements included in this report, which is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $207.2 million as of March 31, 2021, consisting of cash and investments in money market funds and certain short-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three months ended March 31, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of March 31, 2021, substantially all of our total liabilities were denominated in the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the first quarter of 2021, we completed the implementation of a new enterprise resource planning (“ERP”) system to improve certain operational and financial processes. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation described above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business and financial condition could be materially and adversely affected.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any laboratory space and we have historically had a remote work environment for our employees. We outsource our manufacturing and clinical trial operations as well as certain other functions.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, we may not be able to:

●	successfully implement or execute our current business plan;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates;
●	successfully recruit and retain a fully functional launch ready commercial organization;
●	successfully launch teplizumab in the United States;
●	successfully execute our teplizumab launch plan for the At-Risk indication, including raising awareness and expanding screening to identify patients At-Risk of developing clinical T1D; and
●	successfully establish strategic partnerships to launch teplizumab outside the United States

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

We expect to incur significant research and development expenses as we advance clinical trials for our product candidates as well as significant costs to build out our commercial infrastructure and conduct pre-commercial activities for teplizumab as we prepare for potential commercialization. As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital.

We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the three months ended March 31, 2021 and 2020, we had a net loss of $32.4 million and $12.6 million, respectively, and as of March 31, 2021, we had an accumulated deficit of $210.1 million and $207.2 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities, will be sufficient to fund projected operating requirements for at least the next 12 months from the issuance of the financial statements included in this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we obtain regulatory approval for teplizumab, we have substantial milestone payments that will become payable to our partners. We will need substantial additional capital to fund these milestone payments, as well as to fund the clinical development programs for all of our product candidates.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The potential approval of the teplizumab BLA is subject to satisfactorily addressing issues raised by the FDA including its conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable. This may require further development activities and additional data and will likely affect the timing of the review of and decision by the FDA on our BLA submission.

As required by FDA, Provention has provided in the BLA for teplizumab analytical data supporting the comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and Provention Bio’s to-be-commercialized drug product. In addition to conducting analytical tests to evaluate comparability we have also conducted a double-blind, single low-dose, PK/ PD bridging study in healthy subjects to support the CMC comparability assessment between the teplizumab study drug derived from drug substance manufactured by Eli Lilly and the to-be-commercialized teplizumab drug product derived from the drug substance manufactured by our contract manufacturing partner, AGC Biologics. This single low-dose study was the first time the teplizumab drug product derived from the drug substance manufactured by AGC Biologics has been used in humans. We believe, based on the data and our analysis, that the results of the PK/PD study suggest that the drug substances manufactured by AGC Biologics and Eli Lilly are comparable. Comparison of drug plasma concentration versus time after dosing shows a lower AUC for the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Based on our PK/PD modeling, we do not believe this lower AUC is significant enough to impact the efficacy or safety of the to-be-commercialized teplizumab drug product when used as proposed in our BLA filing. We submitted our finalized Clinical Study Report and discussion document to the FDA in January 2021.

As previously announced, the Company received a letter from the FDA on April 2, 2021 indicating that, as part of its ongoing review of the Company’s BLA for teplizumab, the FDA has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. Separately, at an April 2, 2021 informal meeting with the Company to discuss the upcoming May 27, 2021 Advisory Committee meeting, the FDA indicated that, based on the data it has reviewed to date, it was taking the position that the drug pharmacokinetic profiles of the two drug products evaluated in a PK/PD bridging study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. At a second informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the PK profiles of the two drug products evaluated in the PK/PD bridging study are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant, given that the relationship between transient lymphocyte reduction, a PD marker, which was comparable in the PK/PD bridging study, and clinical efficacy, has yet to be fully validated.

The FDA further informed the Company at the April 23, 2021 informal meeting that it plans to mention its PK comparability review in the clinical pharmacology summary of its briefing materials for the May 27, 2021 Advisory Committee Meeting, which will be held as planned, in addition to including a statement that the FDA is actively working with the Company to resolve the issue and that the focus of the Advisory Committee meeting is the efficacy and safety of teplizumab. It is the Company’s understanding that no comparability related questions or discussion topics are planned for the Advisory Committee meeting because the FDA’s PK comparability considerations do not bear on the benefit-risk assessment of the TN-10 study clinical data. The FDA also recommended that both the FDA and the Company update their Advisory Committee briefing materials to reflect the removal of the term “prevention” from the previously proposed indication, as the remaining term “delay” more accurately reflects the results of the TN-10 trial.

The FDA emphasized its understanding of the high unmet need associated with delaying the onset of clinical-stage T1D and expressed its willingness to work with the Company to find a solution and path forward for the comparability issue. Nevertheless, addressing the FDA’s concerns may not be possible, and such concerns may negatively impact the teplizumab BLA, including requiring additional analyses and modeling or additional information from ongoing or new studies to support the commercial use of the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Additionally, we plan to work with the FDA to answer questions they have raised with respect to the reliability of one of the analytical methods used to release teplizumab drug product; as well as the Form 483s issued to AGC Biologics, which are required to be resolved prior to a decision on our teplizumab BLA. Addressing the FDA’s concerns raised to date, or any additional concerns raised in the future, may require time and investments from the Company or may not be possible, and may negatively impact the teplizumab BLA, including likely resulting in a delay in timelines within which teplizumab has the potential to be approved by the FDA or potentially a decision by the FDA to issue a complete response letter declining to approve teplizumab for commercial use, which could have a material adverse impact on the Company’s business.

We may not be successful in our efforts to develop and obtain regulatory approval for our product candidates. If we are unable to obtain approval for or generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are in various stages of clinical development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

We will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence additional studies with our product candidates, including PRV-3279. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

Moreover, we may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. Prior to commencing any clinical trials, we will also have to obtain approval from the Institutional Review Board (“IRB”), or Ethics Committee (“EC”) for each of the institutions at which we plan to conduct our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions in March 2020 we temporarily paused the enrollment and randomization of new patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and as of the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. As a result of the delay, we expect to complete enrollment in the PROTECT study in the second half of 2021 and report top-line results from the PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half to the second half of 2021 predominantly due to COVID-19 related impacts on our plans

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits, particularly for older patients with a higher risk of contracting COVID-19;
●	limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
●	interruption or delays in the operations of the United States Food and Drug Administration and foreign regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of raw materials for or our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and
●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations or travel, and staffing shortages.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. Additionally, the pandemic could negatively impact our ability to execute a successful launch of teplizumab if we receive marketing approval, which could impact our revenue making potential and have other negative material adverse impacts on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required IRB, or EC, approval at each clinical trial site;

●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment or other clinical trial activities;
●	imposition of a clinical hold by regulatory agencies, IRBs, or ECs;
●	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in Europe for this indication. We have engaged with the MHRA to discuss a potential regulatory path for PRV-031 in the United Kingdom. Specifically, we have filed an application for the Innovation Passport. The Innovation Passport is the mandated entry point to the ILAP in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA will help us evaluate the possible regulatory paths forward in the UK and the EU for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of PRV-031. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for PRV-031. Nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that PRV-031 would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP points to consider on application with (i) meta-analyses and (ii) one pivotal study (CPMP/EWP/2330/99). We also plan additional engagements with EMA and other European stakeholders in 2021; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or EMA. Even if PRV-031 is approved in United Kingdom and/or in Europe, the MHRA or EMA, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which the Company may or may not be able to comply with.

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

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, MHRA and other regulatory authorities in the United States, European Union, United Kingdom and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of a New Drug Application (“NDA”), or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected. Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

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

Additionally, even if we obtain regulatory approval for one indication, there is no guarantee we will be able to gain regulatory approval for additional indications. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D or celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA or EMA prior to receiving approval in the United States or European Union to market the CVB vaccine for additional indications such as prevention of T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA or EMA’s satisfaction the connection between the CVB virus and the onset of T1D or celiac disease. Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA, MHRA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

The FDA, EMA, MHRA or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device  for teplizumab as a post-marketing commitment or otherwise, which may require substantial financial resources and could delay or prevent regulatory approval of teplizumab.

The FDA has communicated to the Company that it (i) acknowledges that the diagnosis stage 2 T1D may be well understood to future prescribers of teplizumab, and therefore, specification of autoantibody testing in the labeling may not be required for the safe and effective use of teplizumab and (ii) is continuing to discuss internally the requirement for a companion diagnostic(s) for teplizumab, and given these uncertainties, the Company should consider seeking additional advice from the agency on the process of companion diagnostic development, as it remains possible it will be required as a post-marketing commitment. The Company’s position is that a companion diagnostic should not be required for the use of teplizumab in at-risk individuals based upon, among other reasons, (i) relevant FDA precedent and guidance, (ii) the fact that the presence of autoantibodies is supportive, but not sufficient, for a diagnoses of stage 2 T1D and (iii) the commercial availability of FDA-cleared tests or Clinical Laboratory Improvement Amendments, licensed laboratory-developed tests to identify T1D, which the teplizumab final label can direct physicians to use.

Should the FDA, EMA, MHRA or comparable foreign regulatory authorities disagree with us and require the use of a companion diagnostic, we may face delays or obstacles in obtaining approval of our BLA for teplizumab, as the FDA may take the position that a companion diagnostic device is required prior to granting approval of the BLA. In addition, if a companion diagnostic is required, we may be dependent on the cooperation and efforts of third-party collaborators to develop one or more companion diagnostics, which generally require FDA clearance or approval. We and our potential future collaborators may encounter difficulties in developing, validating or obtaining clearance/approval for such companion diagnostics. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of such companion diagnostics, if necessary, may delay or prevent approval of teplizumab, PRV-101 or our other product candidates.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA, MHRA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”). If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

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

Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity and even if we obtain orphan drug marketing exclusivity, it may not effectively protect the product from competition.

We have obtained orphan drug designation from the FDA for teplizumab for the treatment of newly diagnosed T1D. Separately, some of the subsets of lupus erythematosus, which we may target with PRV-3279, are orphan indications (e.g., lupus nephritis). However, there is no guarantee that the FDA, EMA, MHRA or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates, including teplizumab for the use in at-risk individuals, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, including the potential to receive a transferable priority review voucher for obtaining approval of a designated rare pediatric disease product. For example, we have applied for orphan drug designation of teplizumab for the use in at-risk individuals and await a final determination from the FDA’s Office of Orphan Drug Development (“OOPD”). Current data suggests that there may be an initial undiagnosed prevalence approaching 165,000-200,000 Stage 2 T1D subjects in all age groups, however, we believe the diagnosed prevalence for Stage 2 T1D subjects is less than 200,000, which, if FDA agrees, would meet the FDA’s criteria for orphan drug designation. Additionally, we believe it would take a significant amount of resources and time to identify 200,000 treatable patients on a year-by-year basis. While we believe there is sufficient epidemiological evidence and rationale to support Stage 2 T1D being a rare disease, OOPD may disagree with us and reject our orphan designation request. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

Even if we obtain orphan drug exclusivity for teplizumab for the treatment of newly-diagnosed T1D in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of teplizumab or if the FDA finds that a subsequent applicant for newly-diagnosed T1D demonstrates clinical superiority to teplizumab. Accordingly, orphan drug exclusivity for a product may not effectively protect the product from competition.

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

The United States government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act (the “ACA”), which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond the ACA, in 2020 and early 2021, the United States Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain, although President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results.

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

We have just recently begun to build out our commercial infrastructure and at present, we have only limited sales personnel. In order to commercialize products that are approved for commercial sales, we must develop our own sales infrastructure. If we are not successful recruiting sales personnel or in building our sales and marketing infrastructure in the United States, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

We intend to seek data exclusivity or market exclusivity for our monoclonal antibodies teplizumab and PRV-015, our DART molecule PRV-3279 and our PRV-101 CVB vaccine product candidates provided under the Federal Food, Drug and Cosmetic Act (“FDCA”), and similar laws in other countries. We believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the ACA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States. Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the United States FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See the section entitled “Business—Government Regulation” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

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

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. Although we are responsible for oversight of manufacturing of our product candidates, we do not have control over our contract manufacturers’ compliance with these regulations and standards. For example, our contract manufacturing partner, AGC Biologics, was recently inspected by the FDA. The FDA issued several Form 483s which AGC Biologics is working with the FDA to address. While we believe that the Form 483s should not impact our BLA approval, the FDA could disagree with our assessment. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, although we have audit and certain other oversight rights under our contracts with our contract manufacturers, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

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

Each of our contract manufacturers for our product candidates is a single source supplier. If any of the contract manufacturers in the supply chain for one of our product candidates experiences a delay or is unable to deliver the products or components necessary to manufacture the subject product, our ability to produce the affected product would be materially impaired.

Although we believe we currently have supply to support potential teplizumab supply demands for several years, we do not have an ongoing commitment from AGC Biologics for commercial supply of teplizumab or with any other contract manufacturers of our other product candidates. Our current agreement with AGC Biologics for the supply of teplizumab as well as agreements with other contract manufacturers of our other product candidates operate on a statement of work basis. If teplizumab is approved for commercial use but we are unable to reach agreement with AGC Biologics on the production of teplizumab for commercial use, or if we are unable to maintain commercial relationships with contract manufacturers of our other product candidates, we may not have sufficient supply of teplizumab to fulfill customer orders or sufficient supply for our other clinical trials. Identifying, qualifying and transferring manufacturing to secondary sources is a time-consuming process and there is no guaranty that we would be able to reach an agreement with a secondary source on acceptable terms, which could have a material adverse effect on our sales, results or operations and financial condition.

Our experience manufacturing teplizumab is limited and if the FDA requires any changes to our manufacturing process, or if we encounter any manufacturing issues, we may experience delays in commercialization, or in our ongoing and planned clinical trials, including the PROTECT study.

We have limited experience manufacturing teplizumab and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of teplizumab drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of teplizumab. We have entered into agreements with our third-party manufacturers to manufacture teplizumab for our anticipated clinical trial needs as well as for the potential commercialization of teplizumab. We believe supplies of teplizumab sufficient to supply the PROTECT study and to fulfill our initial years of commercial needs in the United States have been manufactured by our third-party manufacturers.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMO’s by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, is now under review by the FDA, which, on April 23, 2021, reported to the Company that it concluded that the teplizumab manufactured by the current third-parties is not comparable to drug product used in the “At-Risk” TN-10 study, and that it cannot be certain if this observation is not clinically relevant. See “The potential approval of the teplizumab BLA is subject to satisfactorily addressing issues raised by the FDA including its conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable. This may require further development activities and additional data and will likely affect the timing of the review of and decision by the FDA on our BLA submission.” The FDA emphasized its understanding of the high unmet need associated with delaying the onset of clinical-stage T1D and expressed their willingness to work with the Company to find a solution and path forward for the comparability issue. If such solutions involve or require updates to our teplizumab manufacturing processes, we may not be able to successfully implement such changes in a timely manner or at all, which could result in delays to a potential commercialization or to our ongoing or planned clinical trials, including the PROTECT study.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Also, if we, through third-parties, engage in the scale-up of manufacturing, we may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA, MHRA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

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

In addition, our rights to practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Our licenses may be terminated by the licensor if we are in material breach of certain terms or conditions of the license agreement or in certain other circumstances. Certain of our licenses contained in our license agreements contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sublicensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents, (iii) we declare bankruptcy or dissolve, (iv) we fail to maintain a licensed product in active development or fail to use commercially reasonable efforts to develop or commercialize a licensed product. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. We currently own 7 issued patents and 10 pending patent applications, and license 356 issued patents and 62 pending patent applications related to our product candidates, in which the pending applications may never be approved by United States or foreign patent offices. The existing patents and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

The market price of our common stock has been volatile and can be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, the reporting of results of our clinical trials or partner-sponsored clinical trials involving our programs. Other factors may include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q:

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and potentially increase our efforts to assess and document the adequacy of our systems of internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal controls over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 20.3% of our voting stock as of March 31, 2021. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of March 31, 2021, approximately 15.6 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting and, for the year ended December 31, 2021, requires attestation by our independent registered public accounting firm.

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

Our amended and restated certificate of incorporation and bylaws contains provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the ability of our board of directors to amend our bylaws without obtaining stockholder approval;
●	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, or at the request of holders of record of at least 20% of our outstanding shares of common stock, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area (the “EEA”), is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-United States Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States, has led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Stock Option Award under Provention Bio, Inc. 2020 Inducement Plan (filed herewith, Exhibit 10.1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: May 6, 2021	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

