Form 10-Q
period 2021-06-30
Provention Bio, Inc.
filed 2021-08-05
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of the close of business on August 2, 2021, 63,374,738 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including, among others, statements regarding the impact of the ongoing COVID-19 pandemic on our business; the timing progress and success of our ongoing and planned clinical trials; our planned engagements with regulatory agencies relating to, and the expected timing of regulatory review of, or decisions relating to, our product candidates; execution of our business plans; and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements for at least the next 12 months, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	The Company may not be successful in its goal to continue to work with the U.S. Food and Drug Administration (“FDA”) to secure approval of teplizumab and bring the first disease-modifying therapy for type 1 diabetes (“T1D”) to at-risk patients as soon as possible. On July 6, 2021, the Company announced that the FDA issued a Complete Response Letter (“CRL”) for the Company’s Biologics License Application (“BLA”) for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, received late evening on July 2, 2021, the FDA stated that a single, low-dose pharmacokinetic/pharmacodynamic (“PK/PD”) bridging study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability.
●	The results from relevant additional PK/PD data expected to be collected from a PK/PD substudy in patients receiving 12-days of therapy in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients in the third quarter of 2021 may not support PK comparability or otherwise may be insufficient to address the FDA’s concerns on comparability. The PK/PD substudy data will be analyzed by independent, unblinded third-parties to maintain the integrity of this placebo-controlled trial. Upon review of the results from this substudy, the Company will determine whether to submit these data to the FDA for its review, along with any other relevant data and analyses based on our ongoing discussions with the FDA, to support PK comparability or otherwise justify why PK comparability is not necessary.
●	The Company may not be able to address, to the FDA’s satisfaction, all other considerations cited in the CRL relating to product quality in the short-term as planned by the Company.
●	As noted in the CRL, the deficiencies conveyed during a recent general inspection, not specific to teplizumab, at a fill/finish manufacturing facility used by the Company will need to be resolved before approval and the Company may not be in a position to ensure that this manufacturing facility successfully does so in a timely manner, or at all.
●	The outbreak of COVID-19 has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect in our clinical trials or otherwise potentially negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if teplizumab were to be approved by the FDA or by other competent authorities, including the European Commission in the European Union. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn would require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	We are a small company that relies on third parties for execution of our business operations and plans, including Contract research organizations (“CROs”) and contract manufacturing organization (“CMOs”) for conducting our clinical trials and manufacturing our investigational drug products. If these parties fail to perform their contractual obligations or otherwise comply with our requirements or that of regulatory authorities, our business plans and operations may be negatively, including materially, impacted.
●	We are a clinical stage biopharmaceutical company with a limited operating history.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	Although we have received breakthrough therapy designation and priority review from the FDA, a PRIME designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) for teplizumab and we may pursue such expedited pathways for other product candidates, expedited development may not actually lead to a faster development or regulatory review or approval process.
●	Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment (FDA) or otherwise (ex-US), which may require substantial financial resources and could delay regulatory approval of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling the Company for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organization, which, if we are not able to do successfully could negatively impact our business, including the successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, obtain manufacturing approval from the FDA or comparable foreign regulatory authorities if applicable, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us and any loss of our rights to them could prevent us from developing, commercializing or selling our products.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability or other lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS (unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$151,781	$102,294
Marketable securities	24,597	19,530
Prepaid expenses and other current assets	4,209	4,730
Total current assets	180,587	126,554

Fixed assets, net	2,208	1,437
Operating lease right-of-use assets	393	408
Other assets	120	120
Total assets	$183,308	$128,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,866	$7,568
Accrued expenses and other current liabilities	13,767	9,162
Deferred revenue	7,000	—
Total current liabilities	24,633	16,730

Operating lease liabilities, long-term	655	715
Total liabilities	25,288	17,445

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 63,374,738 shares issued and outstanding at June 30, 2021; 100,000,000 shares authorized; 56,517,891 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	397,226	288,725
Accumulated other comprehensive gain (loss)	12	(15)
Accumulated deficit	(239,224)	(177,642)
Total stockholders’ equity	158,020	111,074
Total liabilities and stockholders’ equity	$183,308	$128,519

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	16,968	15,032	36,655	24,122
General and administrative	13,205	7,764	25,986	11,539
Total operating expenses	30,173	22,796	62,641	35,661

Loss from operations	(30,173)	(22,796)	(62,641)	(35,661)
Interest income, net	31	151	59	434
Loss before income tax benefit	(30,142)	(22,645)	(62,582)	(35,227)
Income tax benefit	1,000	523	1,000	523
Net loss	$(29,142)	$(22,122)	$(61,582)	$(34,704)

Net loss per common share, basic and diluted	$(0.46)	$(0.45)	$(0.98)	$(0.72)
Weighted average common shares outstanding, basic and diluted	63,375	49,199	62,822	48,449

Net loss	$(29,142)	$(22,122)	$(61,582)	$(34,704)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	28	(112)	27	98
Total comprehensive loss	$(29,114)	$(22,234)	$(61,555)	$(34,606)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at March 31, 2021	63,375	$6	$393,959	$(16)	$(210,082)	$183,867
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	28	—	28
Stock-based compensation	—	—	3,267	—	—	3,267
Net loss	—	—	—	—	(29,142)	(29,142)
Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at March 31, 2020	47,713	$5	$162,642	$210	$(91,643)	$71,214
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	130	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	58	—	380	—	—	380
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	1,277	—	—	1,277
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at June 30, 2020	56,216	$6	$277,437	$98	$(113,765)	$163,776

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	27	—	27
Stock-based compensation	—	—	6,124	—	—	6,124
Net loss	—	—	—	—	(61,582)	(61,582)
Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	130	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	113	—	574	—	—	574
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	98	—	98
Stock-based compensation	—	—	2,513	—	—	2,513
Net loss	—	—	—	—	(34,704)	(34,704)
Balance at June 30, 2020	56,216	$6	$277,437	$98	$(113,765)	$163,776

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(61,582)	$(34,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,124	2,513
Amortization of premium and discounts on marketable securities	327	44
Non-cash operating lease expense	(4)	—
Depreciation	154	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	521	(2,977)
Accounts payable	(3,702)	6,053
Accrued interest receivable	17	43
Accrued expenses	4,564	2,086
Deferred revenue	7,000	—
Net cash used in operating activities	(46,581)	(26,942)

Investing activities
Purchase of marketable securities	(16,324)	(9,049)
Maturities of marketable securities	10,940	29,000
Purchase of fixed assets	(925)	—
Net cash (used in) provided by investing activities	(6,309)	19,951

Financing activities
Proceeds from underwritten public offering, net	102,329	103,270
Proceeds from at-the-market stock sales, net	—	9,869
Proceeds from stock option exercises	48	574
Net cash provided by financing activities	102,377	113,713

Net increase in cash and cash equivalents	49,487	106,722
Cash and cash equivalents at beginning of period	102,294	39,165
Cash and cash equivalents at end of period	$151,781	$145,887

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$77	$—

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”) was incorporated on October 4, 2016 under the laws of the State of Delaware. The Company is a biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability.

Basis of presentation

The accompanying unaudited financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 Condensed Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2020, as filed with the SEC on February 25, 2021.

In the opinion of management, the unaudited financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2021, the Company had an accumulated deficit of $239.2 million. To date, the Company has not generated any revenues and has financed its operations primarily through equity offerings.

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

In February 2021, the Company established a new at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. As of June 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, the Company terminated its existing at-the-market program established in August 2019 (the “2019 ATM Program”) and no additional stock may be issued thereunder. Prior to its termination, the Company sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

The Company has devoted substantially all of its financial resources and efforts to research and development and expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates, strategic alliances, the development of its administrative and commercial organization and pre-commercial activities for teplizumab. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

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

The Company’s cash requirements for the rest of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs and timing of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to the Company’s other ongoing or planned clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human PROVENT study of its PRV-101 polyvalent inactivated coxsackievirus B vaccine candidate, and the planned Phase 2a PREVAIL clinical study of PRV-3279 in lupus.

Depending on the timing and outcome of the Company’s regulatory activities and the status of its plans to prepare for a potential regulatory approval of teplizumab by the FDA, the Company may encounter near-term liquidity needs that could impact its cash runway over the next 12 months. If the Company does not obtain additional financing, or prudently manage its expenses, the Company’s financial condition, cash flows and results of operations could be materially and adversely affected.

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at June 30, 2021, are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of June 30, 2021, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Refer to Note 6 – Commitments and Contingencies, for specific details regarding the Company’s collaboration agreements.

Since the Company’s inception and through June 30, 2021, no revenue has been recognized by the Company.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period and should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating this new standard, but does not expect it to have a material impact on the Company’s financial statements and related disclosures.

4. CAPITALIZATION

On May 12, 2021, the Company held its Annual Meeting of Stockholders, at which the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.

As of June 30, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 63,374,738 were issued and outstanding. As of December 31, 2020, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 56,517,891 were issued and outstanding.

In addition, as of June 30, 2021 and December 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2021 and December 31, 2020 were $151.8 million and $102.3 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $24.6 million and $19.5 million at June 30, 2021 and December 31, 2020, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of June 30, 2021, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$24,585	$12	$—	$24,597
Total	$24,585	$12	$—	$24,597

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$19,545	$—	$(15)	$19,530
Total	$19,545	$—	$(15)	$19,530

The Company’s available for sale securities are reported at fair value on the Company’s balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the Statements of Comprehensive Loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Beginning balance	$(16)	$210	$(15)	$—
Current period changes in fair value before reclassifications, net of tax	28	(112)	27	98
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	28	(112)	27	98
Ending balance	$12	$98	$12	$98

6. COMMITMENTS AND CONTINGENCIES

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

In May 2018, the Company entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. In connection with the Company’s grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement, in May 2021, the Company paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that the Company received from Huadong. See below for further description of the Huadong License Agreement.

The Company is obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by the Company without cause upon prior notice to MacroGenics, and by MacroGenics in the event that the Company challenges the validity of any licensed patent under the agreement.

As of June 30, 2021, the Company has not achieved any milestones that would trigger payments to MacroGenics.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, there are no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $1.0 million was received as of June 30, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company plans to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the fourth quarter of 2021 and expects a portion of such trial to be conducted in Hong Kong.

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

The Company determined to recognize revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through mid-2024. The Company recognized no collaboration revenue during the three and six month periods ending June 30, 2021, and total deferred revenue as of June 30, 2021 was $7.0 million.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackievirus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share for a total of $3.4 million as a license fee expense included as part of research & development expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which the Company paid $0.5 million to Vactech in April 2021. This payment was triggered upon the dosing of the first patient in the Phase 1 PROVENT study, which occurred in January 2021. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country-by-country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the European Union, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech.

Legal Proceedings

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application.

The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

7. NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. For the periods where there is a net loss, stock options and warrants have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. Therefore, the weighted average common shares used to calculate both basic and diluted net loss per common share would be the same.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(29,142)	$(22,122)	$(61,582)	$(34,704)

Weighted average shares of common stock outstanding - basic and diluted	63,375	49,199	62,822	48,449
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.45)	$(0.98)	$(0.72)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options	12,103	6,846	12,103	6,846
Warrants	1,705	1,972	1,705	1,972

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020

Accrued research and development costs	$8,620	$5,165
Accrued compensation	2,364	1,443
Accrued pre-commercial costs	1,336	1,191
Accrued professional fees	1,160	1,197
Other accrued liabilities	287	166
Total accrued expenses	$13,767	$9,162

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	June 30, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents[1]	$151,781	$—	$—	$151,781
Investments in Corporate debt securities[2]	—	24,597	—	24,597

	December 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$102,294	$—	$—	$102,294
Investments in Corporate debt securities[2]	—	19,530	—	19,530

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of June 30, 2021, there were options to purchase an aggregate of 11,665,932 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 2,270,353 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2021. As of June 30, 2021, there were 197,801 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of June 30, 2021, there were options to purchase 436,800 shares of common stock outstanding under the 2020 Inducement Plan and 1,563,200 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative	$2,069	$848	$3,875	$1,561
Research and development	1,198	429	2,249	952
Total stock-based compensation expense	$3,267	$1,277	$6,124	$2,513

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

A summary of option activity for the six months ended June 30, 2021 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2020	9,503	$9.10	8.3 years	$—
Granted	2,922	$7.70
Exercised	(19)	$2.50
Forfeited or expired	(303)	$5.26
Outstanding at June 30, 2021	12,103	$8.87	8.3 years	$22,258
Exercisable at June 30, 2021	4,367	$6.26	7.0 years	$15,851

The weighted average grant-date fair value of options granted during the six months ended June 30, 2021, was $5.34 per share. As of June 30, 2021, there were approximately 2,240,000 unvested options subject to performance-based vesting criteria with approximately $14.7 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of June 30, 2021, there were approximately 5,496,000 unvested options outstanding subject to time-based vesting with approximately $32.4 million of unrecognized compensation expense which will be recognized over a period of 3.1 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cash proceeds from options exercised	$—	$380	$48	$574
Aggregate intrinsic value of options exercised	—	323	239	953

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended June 30,
	2021	2020

Exercise price	$7.70	$13.09
Expected volatility	81%	73%
Expected dividends	—	—
Expected term (in years)	6.1	6.2
Risk-free interest rate	1.07%	1.05%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB, the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. In June 2020, certain warrant holders from the Series A offering elected to exercise warrants for an aggregate of 153,000 shares on a cashless basis, resulting in the Company’s net issuance of 129,719 shares. As of June 30, 2021, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. As of June 30, 2021, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2021	December 31, 2020

Leasehold improvements	$838	$828
Software	287	—
Furniture and fixtures	149	149
Office equipment	35	35
Clinical equipment	60	27
Construction in progress	1,026	431
	2,395	1,470
Less accumulated depreciation	(187)	(33)
Fixed assets, net	$2,208	$1,437

Depreciation expense was $0.1 million for the three months ended June 30, 2021, and $0.2 million for the six months ended June 30, 2021. The Company had no depreciation expense for the three and six months ended June 30, 2020.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of June 30, 2021, the Company has not entered into any short-term leases.

The components of lease costs from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease costs	$37	$—	$74	$—
Variable lease costs	6	—	12	—
Total lease costs	$43	$—	$86	$—

Supplemental balance sheet information related to leases are as follows:

	Classification	As of June 30, 2021	As of December 31, 2020

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$393	$408
Lease liabilities
Current	Accrued expenses	$114	$72
Non-current	Operating lease liabilities, long-term	$655	$715

Weighted average remaining lease term
Operating leases		4.7 years	5.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of June 30, 2021, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2021 (remaining)	$108
2022	221
2023	227
2024	232
2025	238
Thereafter	41
Total lease payments	1,067
Less: present value discount	298
Present value of lease liabilities	$769

14. INCOME TAXES

The Company recorded a benefit from state income taxes of approximately $1.0 million and $0.5 million for the three and six months ended June 30, 2021 and 2020, respectively. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $11.9 million and $6.8 million, respectively in each period, of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $1.0 million and $0.5 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

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

We have not generated any revenue to date and, through June 30, 2021, we had an accumulated deficit of $239.2 million. We have financed our operations primarily through equity offerings.

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

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of June 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

Our “predict” and “preempt” therapeutic development focus is on product candidates that intercept the underlying pathological immune and inflammatory responses in susceptible individuals. Our pipeline of product candidates in development includes:

●	PRV-031: a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay of progression to Stage 3 clinical T1D in at-risk individuals and for patients with newly-diagnosed T1D. Teplizumab has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019, PRIME eligibility from the EMA in October 2019 and awarded an Innovation Passport in the United Kingdom in July 2021. In July 2021, the Company received a CRL to the BLA for teplizumab for the delay of clinical T1D in at-risk individuals, and we plan to continue to work collaboratively with the FDA to potentially secure approval of teplizumab. We currently estimate that the prevalence of individuals in the United States that have two or more auto-antibodies and dysglycemia and are at risk of developing clinical stage T1D to be approximately 200,000 people at any time. We currently estimate that there are approximately 64,000 new cases of T1D in the United States each year, approximately 26% of which are in patients aged eight through 17 years;

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at risk, to prevent the CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy; and

●	PRV-015: a human anti-interleukin 15 (“IL-15”) mAb for the treatment of gluten-free diet NRCD, intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication.

The table below summarizes the current status and anticipated milestones for our principal product candidates:

Product Candidate / Indication	Status	Next Expected Milestone
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

At-Risk Indication – for the delay of progression to Stage 3 clinical T1D in at-risk individuals

United States: In July 2021, we received a CRL to the BLA for teplizumab for the delay of clinical T1D in at-risk individuals, and we plan to continue to work collaboratively with the FDA to potentially secure approval of teplizumab. See “Recent Company Developments” below for more information.

On May 27, 2021, an FDA advisory committee meeting was held where the Endocrinologic and Metabolic Drugs Advisory Committee (“EMDAC”) of the FDA voted ten yes and seven no on the question, “Does the information provided in the background documents and presentations by the Applicant and FDA show that the benefits of teplizumab outweigh the risks in support of approval to delay clinical type 1 diabetes mellitus?”.

In April 2021, we received a deficiencies letter and feedback from the FDA that it did not find that the AGC Biologics and Eli Lilly drug products used in the PK/PD bridging study are comparable with respect to PK area under the curve (“AUC”) and that the Agency will need additional data to address their concerns. The FDA has also informed us that it concluded the PK profiles are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range, and that it cannot be certain if this observation is not clinically relevant. Additionally, the FDA has raised questions regarding the reliability of one of the analytical methods used to release teplizumab drug product; as well as the Form 483 observations issued to AGC Biologics which have since been resolved by AGC.

The FDA also recommended that we remove the term “prevention” from the previously proposed indication. See “Recent Company Developments” below for more information regarding FDA feedback.

PK/PD data from the substudy in the ongoing Phase 3 PROTECT trial expected to be available in the third quarter of 2021 which we will evaluate to determine whether these data will be submitted to the FDA to address its PK comparability concerns.

United Kingdom: Continue pursuing regulatory path forward with Innovation Passport in the United Kingdom, with a potential filing of a Marketing Authorization Application (“MAA”) in the second half of 2022. We plan to continue to evaluate the regulatory path forward in the United Kingdom and in the European Union based on our further engagement with the MHRA, EMA and other European stakeholders in 2021.

United Kingdom: In July 2021, teplizumab was awarded an Innovation Passport in the United Kingdom. In April 2021, we received initial non-binding scientific advice in a letter from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) on a potential regulatory path forward for teplizumab in the United Kingdom. The MHRA indicated its view that (i) there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients, (ii) an MAA may benefit from additional supplementary information on patient preference, and (iii) reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP points to consider on application with (a) meta-analyses and (b) one pivotal study (CPMP/EWP/2330/99).

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

We expect to complete enrollment in the PROTECT study in the third quarter of 2021 and report top-line results from the PROTECT study in mid-2023 , subject to change for any potential COVID-19 related or other interruptions.
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

We expect to commence a Phase 2a study in lupus in the fourth quarter of 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet NRCD.	In August 2020, we initiated a Phase 2b clinical trial (the PROACTIVE trial) in approximately 220 adult celiac patients with gluten-free diet NRCD.	We expect to report top-line results from the Phase 2b PROACTIVE study in 2022.

Recent Company Developments

PRV-031 (teplizumab, anti-CD3 mAb)

2021 Feedback from FDA

On April 2, 2021, the Company received a letter from the FDA stating that as part of its ongoing review of the Company’s BLA for teplizumab, the FDA identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at this time. Also on April 2, 2021, at an informal meeting with the Company to discuss the upcoming Advisory Committee, the FDA indicated that, based on the data it had reviewed to date, it was taking the position that the pharmacokinetic profiles of the planned commercial product and the drug product originating from drug substance manufactured for historic clinical trials evaluated in a PK/PD bridging study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. As a follow up, on April 8, 2021, the FDA stated to the Company that it was willing to discuss these issues concurrently with its ongoing review.

At an informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the PK profiles of the two drug products evaluated in the PK/PD bridging study are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant, given that the relationship between transient lymphocyte reduction, a PD marker, which was comparable in the PK/PD bridging study, and clinical efficacy, has yet to be fully validated. While the FDA emphasized its understanding of the high unmet need associated with delaying the onset of clinical-stage T1D and reiterated their willingness to work with the Company to find a solution and path forward for the comparability issue, the Company reported its belief that the FDA’s PK comparability considerations were likely to result in a delay in potential BLA approval timelines and the specifics of such delay would depend upon the outcome of ongoing discussions with the FDA to find a solution. The FDA further informed the Company at the April 23, 2021 informal meeting that it planned to mention its PK comparability review in the clinical pharmacology summary of its briefing materials for the May 27, 2021 Advisory Committee Meeting, in addition to including a statement that the FDA is actively working with the Company to resolve the issue and that the focus of the Advisory Committee meeting is the efficacy and safety of teplizumab. The FDA also recommended that both the FDA and the Company update their Advisory Committee briefing materials to reflect the removal of the term “prevention” from the previously proposed “At-Risk” indication, as the remaining term “delay” more accurately reflects the results of the TN-10 trial.

Advisory Committee Meeting Held

On May 27, 2021, an FDA advisory committee meeting was held where the EMDAC of the FDA voted ten yes and seven no on the question, “Does the information provided in the background documents and presentations by the Applicant and FDA show that the benefits of teplizumab outweigh the risks in support of approval to delay clinical type 1 diabetes mellitus?”.

CRL to BLA Received

On July 6, 2021, the Company announced that the FDA issued a CRL for the Company’s BLA for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, the FDA stated that a single, low-dose pharmacokinetic/pharmacodynamic (PK/PD) bridging study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability. The FDA further noted that PK remains the primary endpoint for demonstration of comparability between the two products and that the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

The Company expects relevant additional PK/PD data being, or to be, collected from a PK/PD substudy in patients receiving 12-days of therapy in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients in the third quarter of 2021. These data will be analyzed by independent, unblinded third-parties to maintain the integrity of this placebo-controlled trial. Upon review of the results from this substudy, the Company will determine whether to submit these data to the FDA for its review, along with any other relevant data and analyses based on our ongoing discussions with the FDA, to support PK comparability or otherwise justify why PK comparability is not necessary.

In the CRL, the FDA cited several additional considerations related to product quality, which the Company believes have either been addressed in amendments already submitted to the BLA or can be addressed in the short-term. The CRL acknowledged that the FDA had not reviewed several amendments already submitted by the Company in response to certain Chemistry, Manufacturing and Controls (“CMC”) information requests.

The FDA also stated that certain deficiencies conveyed during a recent general inspection, not specific to teplizumab, at a fill/finish manufacturing facility used by the Company will need to be resolved before approval. The FDA’s Form 483 observations recently issued to AGC Biologics have since been resolved by AGC and were not included in the CRL.

The CRL did not cite any clinical deficiencies related to the efficacy and safety data packages submitted to the BLA and confirmed the acceptability of the proposed proprietary name for teplizumab. The FDA requested that the Company provide a safety update as part of its BLA resubmission. The CRL contained other comments and recommendations that do not impact approvability, as well as general guidance regarding the resubmission process. The Company plans continue to work collaboratively with the FDA to potentially secure approval of teplizumab and bring the first disease-modifying therapy for T1D to at-risk patients as soon as possible.

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

On March 3, 2021, we announced the peer reviewed publication of the extended follow-up results from the “At-Risk” TN-10 study showing that a single teplizumab 14-day course delayed the onset of insulin dependence in type 1 diabetes (T1D) patients by approximately 32.5 months, compared to placebo.

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

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

Huadong License Agreement

On February 17, 2021, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $1.0 million was received as of June 30, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. We are generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We plan to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the fourth quarter of 2021 and expect a portion of such trial to be conducted in Hong Kong.

Preclinical Data Announced

In January 2021, we announced positive results of pre-clinical proof-of-concept experiments in support of the prevention of immunogenicity indication. A PRV-3279 mouse surrogate was tested in mice transgenic for human CD32B, which received gene therapy with an adeno-associated virus (“AAV”) vector AAV9 encoding for the enzyme acid-alpha-glucosidase (“GAA”) gene. Errors in the GAA gene cause the serious human glycogen storage disease type II known as Pompe disease. In the study, the PRV-3279 surrogate reduced anti-AAV9 vector antibody levels in a dose-dependent fashion. Anti-AAV9 antibodies have been linked to reduced efficacy, safety concerns and the inability to re-dose patients, and thus, based on these and other study data, we believe PRV-3279 co-administration with gene therapy products has the potential to improve the safety and efficacy of this therapeutic modality. The PRV-3279 surrogate in combination with sirolimus increased skeletal muscle levels of GAA enzyme expression. Consistent with prior results from clinical trials in healthy human subjects, the PRV-3279 surrogate decreased Immunoglobulin M (“IgM”) production and was well tolerated. These results have been presented at the 2021 American Society for Gene and Cell Therapy conference.

Based on these data, we plan to look for opportunities to work with academic and industry experts to combine PRV-3279 with gene therapy and other biotherapeutic products to further our mission of preventing and intercepting devastating immune-mediated conditions.

Impact of COVID-19 on our Business

We are closely monitoring the continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of this pandemic, and the associated economic downturn, will have on our business, including on our potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to complete enrollment in the PROTECT study in the third quarter of 2021 and report top-line results from the PROTECT study in mid-2023, subject to change for any potential COVID-19 related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half of 2021 to the fourth quarter of 2021, predominantly due to COVID-19 related impacts on our plans.

Financial operations overview

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through June 30, 2021 were principally related to the acquisition and development of our clinical programs.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, pre-commercial, legal and finance and accounting functions. General and administrative expenses also include professional fees for marketing and other pre-commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase significantly in the future as a result of the build out of our commercial organization and pre-commercial activities for teplizumab.

Interest Income, Net

Interest income, net, consists of interest income earned on our cash, cash equivalents and marketable securities offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	16,968	15,032	1,936
General and administrative	13,205	7,764	5,441
Total operating expenses	30,173	22,796	7,377
Loss from operations	(30,173)	(22,796)	7,377
Interest income, net	31	151	(120)
Loss before income tax benefit	(30,142)	(22,645)	7,497
Income tax benefit	1,000	523	477
Net loss	$(29,142)	$(22,122)	$7,020

Net loss per common share, basic and diluted	$(0.46)	$(0.45)
Weighted average common shares outstanding, basic and diluted	63,375	49,199

Research and Development Expenses

Research and development expenses were $17.0 million for the three months ended June 30, 2021, an increase of $2.0 million, compared to $15.0 million for the three months ended June 30, 2020. The increase related primarily to increased costs for our teplizumab program, including the PROTECT study and our regulatory activities, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support screening of potential T1D patients. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020, and the PROVENT study (PRV-101), which was initiated in December 2020. These increases were offset by a decrease in teplizumab manufacturing costs, including costs for good manufacturing practice (“GMP”) and process performance qualification (“PPQ”) batches of drug supply and drug product, which were produced in 2020. Research and development expenses for the three months ended June 30, 2021 and 2020 also included personnel costs of $4.2 million and $1.7 million, respectively, including stock-based compensation of $1.2 million and $0.4 million in each respective year. The increase in personnel costs, including stock-based compensation, relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $13.2 million for the three months ended June 30, 2021, an increase of $5.4 million, compared to $7.8 million for the three months ended June 30, 2020. General and administrative expenses for the three months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$7,056	$4,939	$2,117
Other general and administrative expenses	6,149	2,825	3,324
Total general and administrative expenses	$13,205	$7,764	$5,441

Pre-commercial expenses were $7.1 million for the three months ended June 30, 2021, and primarily consisted of $3.7 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $3.4 million in personnel costs, including stock-based compensation of $0.7 million. Pre-commercial expenses were $4.9 million for the three months ended June 30, 2020, and primarily consisted of $4.3 million in costs of pre-commercial activities for PRV-031 and $0.6 million in personnel costs, including stock-based compensation of $0.1 million. The increase in pre-commercial expenses related primarily to an increase in expenses to build-out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $6.1 million for the three months ended June 30, 2021 and primarily consisted of $2.8 million in personnel costs, including stock-based compensation of $1.4 million, $2.0 million in professional fees and legal expenses and approximately $0.6 million in insurance and other public company costs. Other general and administrative expenses were $2.8 million for the three months ended June 30, 2020 and primarily consisted of $1.4 million in personnel costs, including stock-based compensation of $0.7 million, $1.0 million in professional fees and legal expenses and approximately $0.4 million in insurance and other costs associated with being a public company.

Interest Income, Net

Interest income, net, was $31 thousand during the three months ended June 30, 2021, compared to $0.2 million during the three months ended June 30, 2020. The decrease in interest income, net during the three months ended June 30, 2021 primarily related to a reduction in interest rates.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million during the three months ended June 30, 2021, compared to $0.5 million during the three months ended June 30, 2020. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Operating expenses:
Research and development	36,655	24,122	12,533
General and administrative	25,986	11,539	14,447
Total operating expenses	62,641	35,661	26,980
Loss from operations	(62,641)	(35,661)	26,980
Interest income, net	59	434	(375)
Loss before income tax benefit	(62,582)	(35,227)	27,355
Income tax benefit	1,000	523	477
Net loss	$(61,582)	$(34,704)	$26,878

Net loss per common share, basic and diluted	$(0.98)	$(0.72)
Weighted average common shares outstanding, basic and diluted	62,822	48,449

Research and Development Expenses

Research and development expenses were $36.7 million for the six months ended June 30, 2021, an increase of $12.6 million, compared to $24.1 million for the six months ended June 30, 2020. The increase related primarily to increased costs for our teplizumab program, including the PROTECT study and regulatory activities, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020, and the PROVENT study (PRV-101), which was initiated in December 2020. We also incurred $1.1 million in expense, which was paid to MacroGenics in May 2021, in connection with the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. These increases were offset by a decrease in teplizumab manufacturing costs, including costs for GMP and PPQ batches of drug supply and drug product, which were produced in 2020. Research and development expenses for the six months ended June 30, 2021 and 2020 also included personnel costs of $8.0 million and $3.3 million, respectively, including stock-based compensation of $2.2 million and $1.0 million in each respective year. The increase in personnel costs, including stock-based compensation, relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $26.0 million for the six months ended June 30, 2021, an increase of $14.5 million, compared to $11.5 million for the six months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021 and 2020 were comprised of the following:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$13,310	$6,005	$7,305
Other general and administrative expenses	12,676	5,534	7,142
Total general and administrative expenses	$25,986	$11,539	$14,447

Pre-commercial expenses were $13.3 million for the six months ended June 30, 2021 and primarily consisted of $7.9 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $5.4 million in personnel costs, including stock-based compensation of $1.1 million. Pre-commercial expenses were $6.0 million for the six months ended June 30, 2020 and primarily consisted of $4.9 million in costs of pre-commercial activities for PRV-031 and $1.1 million in personnel costs, including stock-based compensation of $0.3 million. The increase in pre-commercial expenses related primarily to an increase in expenses to build-out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $12.7 million for the six months ended June 30, 2021, and primarily consisted of $5.7 million in personnel costs, including stock-based compensation of $2.7 million, $4.4 million in professional fees and legal expenses and approximately $1.3 million in insurance and other public company costs. Other general and administrative expenses were $5.5 million for the six months ended June 30, 2020, and primarily consisted of $2.7 million in personnel costs, including stock-based compensation of $1.3 million, $1.7 million in professional fees and legal expenses and approximately $0.9 million in insurance and other costs associated with being a public company.

Interest Income, Net

Interest income, net, was $0.1 million during the six months ended June 30, 2021, compared to $0.4 million during the six months ended June 30, 2020. The decrease in interest income, net during the six months ended June 30, 2021 primarily related to a reduction in interest rates.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million during the six months ended June 30, 2021, compared to $0.5 million during the six months ended June 30, 2020. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $176.4 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and certain short-term investment-grade corporate debt securities.

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

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of June 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

Our cash requirements for the rest of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs and timing of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to our other ongoing or planned clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human PROVENT study of our PRV-101 polyvalent inactivated CVB vaccine candidate, and the planned Phase 2a PREVAIL clinical study of PRV-3279 in lupus.

Depending on the timing and outcome of our regulatory activities and the status of our plans to prepare for a potential regulatory approval of teplizumab by the FDA, we may encounter near-term liquidity needs that could impact our cash runway over the next 12 months. If we do not obtain additional financing, or prudently manage our expenses, our financial condition, cash flows and results of operations could be materially and adversely affected.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at June 30, 2021 are sufficient to meet our obligations for at least the next 12 months from the issuance of the financial statements included in this report.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,581)	$(26,942)
Investing activities	(6,309)	19,951
Financing activities	102,377	113,713
Net change in cash and cash equivalents	$49,487	$106,722

Cash Flows from Operating Activities

Net cash used in operating activities was $46.6 million for the six months ended June 30, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $7.0 million received from Huadong in connection with the Huadong License Agreement, of which $7.0 million is currently recorded as deferred revenue as of June 30, 2021. Our working capital was $156.0 million as of June 30, 2021.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $6.3 million for the six months ended June 30, 2021, and primarily related to the purchases of marketable securities totaling $16.3 million and capital expenditures associated with data information systems of $0.9 million offset by proceeds received from the maturity of marketable securities totaling $10.9 million.

Net cash provided by investing activities was $20.0 million for the six months ended June 30, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $29.0 million offset by purchases of marketable securities totaling $9.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $102.4 million for the six months ended June 30, 2021, and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering which closed in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as approximately $0.1 million in proceeds from stock option exercises during the period.

Net cash provided by financing activities was $113.7 million for the six months ended June 30, 2020, and primarily related to net proceeds received from our underwritten public offering which closed in June 2020 of $103.3 million, net proceeds received from the sale of our common stock under the 2019 ATM program of $9.9 million, as well as cash received from stock option exercises during the period.

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 – Commitments and Contingencies to our condensed financial statements included in this report, which is incorporated herein by reference. There have been no material changes to commitments and obligations during the six months ended June 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The table below presents a summary of our contractual obligations as of June 30, 2021:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$1,697	$1,697	$—	$—	$—
Operating lease obligations (2)	1,067	218	453	396	—
Total (3)	$2,764	$1,915	$453	$396	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC Biologics and our other CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	Operating lease obligations represent the gross minimum cash rent payments under our lease in Red Bank, NJ.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license and collaboration agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $176.4 million as of June 30, 2021, consisting of cash and investments in money market funds and certain short-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the six months ended June 30, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of June 30, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the first quarter of 2021, we completed the implementation of a new enterprise resource planning (“ERP”) system to improve certain operational and financial processes. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation described above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three or six month periods ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application.

The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

We have acquired or in-licensed four clinical stage assets and a late stage preclinical enteroviral vaccine platform. Marketing approval of our product candidates will require extensive clinical testing data to support safety and efficacy requirements, as well as pharmaceutical development, manufacturing and preclinical data, all of which are needed for regulatory approval, and the requirements may be different in different jurisdictions in which we intend to launch our products. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business.

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

We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the six months ended June 30, 2021 and 2020, we had a net loss of $61.6 million and $34.7 million, respectively, and as of June 30, 2021, we had an accumulated deficit of $239.2 million and $176.4 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities, will be sufficient to fund projected operating requirements for at least the next 12 months from the issuance of the financial statements included in this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we obtain regulatory approval for teplizumab, we have substantial milestone payments that will become payable to our partners. We will need substantial additional capital to fund these milestone payments, as well as to fund the clinical development programs for all of our product candidates.

We do not have any prospective financing arrangements or credit facilities as a source of future funds apart from the available capacity under our 2021 ATM Program, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and could require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for our product candidates, in-license or acquire additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The potential approval of teplizumab in the United States is subject to satisfactorily addressing issues raised by the FDA in its CRL to the teplizumab BLA, including the FDA’s conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable, product quality issues, and the requirement that a fill/finish manufacturing facility used by the Company for teplizumab resolve deficiencies identified by the FDA during a general inspection not specific to teplizumab. This may require further development activities, additional data, analyses and modeling and will likely affect the potential for and timing of any re-submission by the Company for an approval of teplizumab for the delay of clinical T1D in at-risk patients.

As required by the FDA, Provention has provided in the BLA analytical data for teplizumab supporting the comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and Provention Bio’s to-be-commercialized drug product. In addition to conducting analytical tests to evaluate comparability we have also conducted a double-blind, single low-dose, PK/ PD bridging study in healthy subjects to support the CMC comparability assessment between the teplizumab study drug derived from drug substance manufactured by Eli Lilly and the to-be-commercialized teplizumab drug product derived from the drug substance manufactured by our contract manufacturing partner, AGC Biologics. This single low-dose study was the first time the teplizumab drug product derived from the drug substance manufactured by AGC Biologics has been used in humans. We believe, based on the data and our analysis, that the results of the PK/PD study suggest that the drug substances manufactured by AGC Biologics and Eli Lilly are comparable. Comparison of drug plasma concentration versus time after dosing shows a lower AUC for the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Based on our PK/PD modeling, we do not believe this lower AUC is significant enough to impact the efficacy or safety of the to-be-commercialized teplizumab drug product when used as proposed in our BLA filing. We submitted our finalized Clinical Study Report and discussion document to the FDA in January 2021.

As previously announced, the Company received a letter from the FDA on April 2, 2021, indicating that, as part of its then ongoing review of the Company’s BLA for teplizumab, the FDA has identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments at such time. Separately, at an April 2, 2021 informal meeting with the Company to discuss the May 27, 2021 Advisory Committee meeting, the FDA indicated that, based on the data it has reviewed to date, it was taking the position that the drug pharmacokinetic profiles of the two drug products evaluated in a PK/PD bridging study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. At a second informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the PK profiles of the two drug products evaluated in the PK/PD bridging study are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant, given that the relationship between transient lymphocyte reduction, a PD marker, which was comparable in the PK/PD bridging study, and clinical efficacy, has yet to be fully validated.

The FDA further informed the Company at the April 23, 2021 informal meeting that it planned to mention its PK comparability review in the clinical pharmacology summary of its briefing materials for the May 27, 2021 Advisory Committee Meeting, which occurred as planned, in addition to including a statement that the FDA is actively working with the Company to resolve the issue and that the focus of the Advisory Committee meeting is the efficacy and safety of teplizumab. The FDA also recommended that both the FDA and the Company update their Advisory Committee briefing materials to reflect the removal of the term “prevention” from the previously proposed indication, as the remaining term “delay” more accurately reflects the results of the TN-10 trial. The FDA emphasized its understanding of the high unmet need associated with delaying the onset of clinical-stage T1D and expressed its willingness to work with the Company to find a solution and path forward for the comparability issue.

The Company may not be successful in its goal to continue to work with the FDA to secure approval of teplizumab and bring the first disease-modifying therapy for T1D to at-risk patients as soon as possible. On July 6, 2021, the Company announced that the FDA issued a CRL for the Company’s BLA for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, received late evening on July 2, 2021, the FDA stated that a single, low-dose PK/PD bridging study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability. The FDA further noted that PK remains the primary endpoint for demonstration of comparability between the two products and that the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

The results from relevant additional PK/PD data being, or to be, collected from a PK/PD substudy in patients receiving 12-days of therapy in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients in the third quarter of 2021 may not support PK comparability or otherwise may be insufficient to address the FDA’s concerns on comparability. The PK/PD substudy data will be analyzed by independent, unblinded third-parties to maintain the integrity of this placebo-controlled trial. Upon review of the results from this substudy, the Company will determine whether to submit these data to the FDA for its review, along with any other relevant data and analyses based on our ongoing discussions with the FDA, to support PK comparability or otherwise justify why PK comparability is not necessary.

The Company may not be able to address to the FDA’s satisfaction all other considerations cited in the CRL relating to product quality in the short-term as planned by the Company or at all. The CRL acknowledged that the FDA had not reviewed several amendments already submitted by the Company in response to certain CMC information requests.

As noted in the CRL, the deficiencies conveyed during a recent general inspection, not specific to teplizumab, at a fill/finish manufacturing facility used by the Company will need to be resolved before approval and the Company may not be in a position to ensure that this manufacturing facility successfully does so in a timely manner or at all.

Addressing all of the FDA’s concerns in the CRL may not be possible. Even if the Company provides the FDA, as planned, with additional data, analyses, modeling, and additional information from ongoing or new studies to support an approval of teplizumab for at-risk patients, the results from these efforts may not clearly or fully address the FDA’s concerns raised in the CRL or be sufficient to support a resubmission or an approval. If the Company fails to address the FDA’s concerns, despite its efforts, including additional time and investments, our business and operations may be materially and adversely impacted.

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

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical and clinical studies with positive results;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	entry into collaborations to further the development of our product candidates;
●	Investigational new drug or clinical trial authorization applications, being cleared such that our product candidates can commence clinical trials;
●	successful initiation of enrollment in and completion of clinical trials;
●	successful data from our clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory and marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer, where applicable, from our reliance on CMOs, to our own manufacturing facility, or from our own manufacturing facility to CMOs or the facilities of collaboration partners;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others, including our ability to recruit and retain commercial talent;
●	acceptance of our product candidates and their therapeutic uses, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies and treatment options;

●	establishment and maintenance of healthcare coverage and adequate reimbursement from third-party payors and national healthcare systems for any approved products;
●	enforcement and defense of intellectual property rights and claims;
●	maintenance of a continued acceptable safety profile of the product candidates following approval; and
●	achieving desirable medicinal properties for the intended indications.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. Out of an abundance of caution to protect patients, caregivers, clinical site staff, company employees as well as due to facility closures, quarantine, travel restrictions and other governmental restrictions in March 2020 we temporarily paused the enrollment and randomization of new patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and as of the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. As a result of the delay, we now expect to complete enrollment in the PROTECT study in the third quarter of 2021 and report top-line results from the PROTECT study in mid-2023 , subject to change for any potential COVID-19 related or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet non-responsive celiac disease, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half to the fourth quarter of 2021 predominantly due to COVID-19 related impacts on our plans.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, the UK and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

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

Additionally, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products; and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. More recently, in April 2021 the FDA issued guidance describing how it will request and conduct voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical and clinical research. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays in obtaining required IRB, or EC, approval at each clinical trial site;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment or other clinical trial activities;
●	imposition of a clinical hold by regulatory agencies, IRBs, or ECs;
●	failure by our CROs, other third parties or us to adhere to contractual, clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;

●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, MHRA, the competent authorities of the European Union Member States, or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, MHRA, the competent authorities of the European Union Member States, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, the ECs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, in the European Union, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in the European Union and European Economic Area (“EEA”) for this indication, and may impact similar discussions in the United Kingdom. We have engaged with the MHRA to discuss a potential regulatory path for PRV-031 in the United Kingdom. We have filed for and received in July 2021 an Innovation Passport for teplizumab in the UK. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (“ILAP”) in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA in the United Kingdom, ILAP partner agencies such as the National Institute for Health and Care Excellence and the Scottish Medicines Consortium, and the EMA/CHMP in the European Union will help us evaluate the possible regulatory and market access paths forward in the UK and the European Union for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of PRV-031. There is also no guarantee that a similar position would be taken by the EMA in the European Union. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for PRV-031, nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that PRV-031 would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP guidance entitled “Points to consider on application with (i) meta-analyses and (ii) one pivotal study” (CPMP/EWP/2330/99) , which for the time being, is still relevant to applications made in the United Kingdom. We also plan additional engagements with EMA and other European stakeholders in 2021; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or a positive opinion by the EMA and a subsequent marketing authorization by the European Commission. Even if PRV-031 is approved in United Kingdom and/or in the European Union, the MHRA or EMA/European Commission, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which the Company may or may not be able to comply with.

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

The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. In addition, after receiving product approval, the FDA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA and other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Failure to successfully discover, develop, manufacture and sell biologics could adversely impact our business and results of operations.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, MHRA and other regulatory authorities in the United States, European Union, United Kingdom and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of a New Drug Application (“NDA”), or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and grant of manufacturing authorizations and Good Manufacturing Practices (“GMP”) certificates by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected. Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA/European Commission, MHRA or other regulatory agencies for marketing approval;
●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;
●	we may be required to provide additional analysis or data for already completed clinical studies, or conduct additional studies;

●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may require us to obtain clearance, CE marking or approval of companion diagnostic tests;
●	the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;
●	our failure to demonstrate to the satisfaction of the FDA, EMA, MHRA or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	we may fail to demonstrate that a product candidate’s clinical benefits outweigh its safety risks;
●	immunogenicity might affect a product candidate efficacy and/or safety;
●	the FDA, MHRA, the competent authorities of the European Union Member States or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the FDA, MHRA, the competent authorities of the European Union Member States or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval.

Additionally, even if we obtain regulatory approval for one indication, there is no guarantee we will be able to gain regulatory approval for additional indications. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D or celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA, MHRA or EMA prior to receiving approval in the United States, United Kingdom or European Union to market the CVB vaccine for additional indications such as prevention of T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA’s, MHRA’s or EMA’s satisfaction the connection between the CVB virus and the onset of T1D or celiac disease. Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA, MHRA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

The FDA, EMA, MHRA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab as a post-marketing commitment or otherwise, which may require substantial financial resources and could delay or prevent regulatory approval of teplizumab.

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

Should the FDA, EMA, MHRA or comparable foreign regulatory authorities disagree with us and require the use of a companion diagnostic, we may face delays or obstacles in obtaining approval for teplizumab, as the FDA or other regulatory authorities may take the position that a companion diagnostic device is required prior to granting approval of teplizumab. In addition, if a companion diagnostic is required, we may be dependent on the cooperation and efforts of third-party collaborators to develop one or more companion diagnostics, which generally require FDA clearance or approval, or equivalent approval in other jurisdictions. We and our potential future collaborators may encounter difficulties in developing, validating or obtaining clearance/approval/CE marking for such companion diagnostics. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance, CE marking or approval of such companion diagnostics, if necessary, may delay or prevent approval of teplizumab, PRV-101 or our other product candidates.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA/European Commission, MHRA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”) or other risk minimization measures. If the FDA concludes a REMS is needed in the United States, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations for any clinical trials that we conduct post-approval, and any additional requirements in other jurisdictions. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents.

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

In addition, if any of our product candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA, MHRA, and the competent authorities of the European Union Member States strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA, MHRA, or the European Commission as reflected in, or in a manner that is otherwise inconsistent with, the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, or otherwise inappropriately promoted our products, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and false or misleading claims, and a company that is found to have improperly promoted products, including off-label uses, may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product;
●	withdrawal of the product from the market;
●	voluntary or mandatory product recalls;
●	restrictions of the labeling of a product;
●	restrictions on product distribution or use
●	requirements to conduct post-marketing studies or clinical trials;
●	issuance of warning letters or untitled letters;
●	injunctions or the imposition of civil or criminal penalties or monetary fines, restitution, or disgorgement of profit or revenues;
●	suspension, withdrawal, variation or revocation of regulatory approval;
●	suspension or termination of any ongoing clinical trials;
●	refusal to approve pending applications or supplements to approved applications filed by us;
●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
●	product seizure or detention or refusal to permit the import or export of product.

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

We have obtained orphan drug designation from the FDA for teplizumab for the treatment of newly diagnosed T1D. Separately, some of the subsets of lupus erythematosus, which we may target with PRV-3279, are orphan indications (e.g., lupus nephritis). However, there is no guarantee that the FDA, the European Commission or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates, including teplizumab for the use in at-risk individuals, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, including the potential to receive a transferable priority review voucher for obtaining approval of a designated rare pediatric disease product. For example, we have applied for orphan drug designation of teplizumab for the use in at-risk individuals and await a final determination from the FDA’s Office of Orphan Drug Development (“OOPD”). Current data suggests that there may be an initial undiagnosed prevalence approaching 165,000-200,000 Stage 2 T1D subjects in all age groups, however, we believe the diagnosed prevalence for Stage 2 T1D subjects is less than 200,000, which, if the FDA agrees, would meet the FDA’s criteria for orphan drug designation. Additionally, we believe it would take a significant amount of resources and time to identify 200,000 treatable patients on a year-by-year basis. While we believe there is sufficient epidemiological evidence and rationale to support Stage 2 T1D being a rare disease, OOPD may disagree with us and reject our orphan designation request. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

Although we believe there may be an opportunity to accelerate the development of certain of our product candidates through one or more of the FDA’s or EMA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, we cannot be assured that any of our other product candidates will qualify for such programs.

For example, in the United States, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to chemistry, manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional preclinical or clinical studies may delay approval by the FDA, even if the product candidate qualifies for a breakthrough therapy designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. For example, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the Federal Food, Drug, and Cosmetic Act (“FDCA”) aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of drug supply chains, resulting in proposed and enacted legislative and executive actions, including Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States. It is not clear how these changes and proposals could impact our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our product candidates’ commercial success, if approved.

The United States government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act (the “ACA”), which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. The Supreme Court dismissed this challenge to the ACA on June 17, 2021 and, therefore, all of the ACA but the individual mandate to buy health insurance currently remains in effect. In addition, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There are also ongoing challenges regarding the implementation of the 340B Drug Discount Program Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. The nature of the current Administrative Dispute Resolution Process, and the outcomes of these court cases, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates.

Beyond the ACA, in 2020 and early 2021, the United States Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2023, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, each of which are currently stayed, and facilitate the importation of certain lower-cost drugs from other countries. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain, although President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to December 31, 2021). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results. The pricing and reimbursement of medicinal products in the European Union and the UK is subject to strict governmental control. Pricing and reimbursement negotiations with governmental authorities are complex and may take significant amounts of time. To obtain reimbursement and/or pricing approval in the European Union Member States and/or the UK, we may be required to conduct studies or otherwise provide data demonstrating the cost effectiveness of our products compared with other available established therapies. The conduct of such studies could also result in delays in the commercialization of our products. Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessment of the product’s added value as compared to existing treatments, could decrease the price of our products or the indications for which we are able to obtain reimbursement, which would result in lower revenues to us. New legislative and policy initiatives in the European Union, aimed at increasing accessibility and affordability of medicinal products, and the increased cooperation between the European Union Member States may further impact the price and reimbursement status of our products in the future.

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

We intend to seek data exclusivity or market exclusivity for our monoclonal antibodies teplizumab and PRV-015, our DART molecule PRV-3279 and our PRV-101 CVB vaccine product candidates provided under the FDCA, and similar laws in other countries. In the United States, we believe that these product candidates will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the ACA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological product candidates. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. The Ensuring Innovation Act, enacted on April 23, 2021, amended the FDA’s statutory authority for granting such exclusivity to reflect the agency’s existing regulations and longstanding interpretation that award exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of this exclusivity, thereby potentially facilitating generic competition. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA, submitted by another company for another version of such drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving 505(b)(2) NDAs or ANDAs for drugs containing the original active agent.

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

In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples (“CREATES”) legislation, was signed into law as part of the 2019 year-end federal spending package. The legislation purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. While the full impact of these provisions is unclear at this time and initial litigation brought under this law is pending, its provisions do have the potential to facilitate the development and future approval of biosimilar or generic versions of our products if approved, introducing biosimilar or generic competition that could have a material adverse impact on our business, financial condition and results of operations.

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

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States, with similar requirements in other jurisdictions. Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See the section entitled “Business—Government Regulation” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture drug substance, in our product candidates for use in our clinical trials or for commercial products, if any. As a result, we are obligated to rely on contract manufacturers for clinical supplies of our product candidates and will be obligated, if and when any of our product candidates are approved for commercialization, to rely on contract manufacturers for commercial supply. We may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on acceptable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, the competent authorities of the European Union Member States, MHRA or other regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or equivalent applications to other relevant regulatory authorities. We will be completely dependent on our contract manufacturers for compliance with GMPs for manufacture of both active drug substances and finished drug products. These GMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the competent authorities of the European Union Member States, MHRA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, the competent authorities of the European Union Member States, MHRA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. Although we are responsible for oversight of manufacturing of our product candidates, we do not have control over our contract manufacturers’ compliance with these regulations and standards. For example, in a general inspection unrelated to teplizumab at a fill/finish manufacturing facility the FDA identified deficiencies which are required to be addressed by that manufacturing facility as a condition to an approval of teplizumab. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, although we have audit and certain other oversight rights under our contracts with our contract manufacturers, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, to the extent applicable, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our drug substance or finished drug products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new active drug substances or finished drug products manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the manufacturing issues.

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

Our experience manufacturing teplizumab is limited and if the FDA requires any changes to our manufacturing process, including to address the FDA’s PK comparability considerations identified in the teplizumab CRL, or if we encounter any manufacturing issues, we may experience delays in commercialization, or in our ongoing and planned clinical trials, including the PROTECT study.

We have limited experience manufacturing teplizumab and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of teplizumab drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of teplizumab. We have entered into agreements with our third-party manufacturers to manufacture teplizumab for our anticipated clinical trial needs and with all except AGC for the potential commercialization of teplizumab. We believe supplies of teplizumab sufficient to supply the PROTECT study and to fulfill our initial years of commercial needs in the United States have been manufactured by our third-party manufacturers.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMO’s by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, will need to be approved by the FDA, which, on April 23, 2021, reported to the Company that it concluded that the teplizumab manufactured by the current third-parties is not comparable to drug product used in the “At-Risk” TN-10 study, and that it cannot be certain if this observation is not clinically relevant. See “The potential approval of teplizumab in the United States is subject to satisfactorily addressing issues raised by the FDA in its CRL to the teplizumab BLA, including the FDA’s conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable, product quality issues, and the requirement that a fill/finish manufacturing facility used by the Company for teplizumab resolve deficiencies identified by the FDA during a general inspection not specific to teplizumab. This may require further development activities, additional data, analyses and modeling and will likely affect the potential for and timing of any re- submission by the Company for an approval of teplizumab for the delay of clinical T1D in at-risk patients.” Additionally, in the July 2, 2021 CRL received by the Company, the FDA stated that as PK remains the primary endpoint for demonstration of comparability between the two products, the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Also, if we, through third-parties, engage in the scale-up of manufacturing, we may encounter unexpected issues relating to the manufacturing process or the quality, purity and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, the competent authorities of the European Union Member States, MHRA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

We rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical trials. We plan to rely heavily on these parties for execution of clinical trials for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under GMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design the clinical trials for our product candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs are delegated to third-parties. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We fully cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

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

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See “Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our product candidates’ commercial success, if approved.”

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

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application.

This lawsuit and this type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.5% of our voting stock as of June 30, 2021. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of June 30, 2021, approximately 15.6 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, UK and European Union. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the EEA and the UK, is subject to the General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-United States Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States, and the imposition of restrictions on the use of other transfer mechanisms made such transfer more complex and challenging and have also  led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. In June 2021, the Court of Justice of the European Union issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of European Union Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the European Union member state in question and the competent authority bringing the claim is not the lead supervisory authority.  If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Our efforts to comply may also be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the European Union, the UK, and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages by data subjects, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

As disclosed in the Company’s current report on Form 8-K filed May 14, 2021, the Company held its annual meeting of stockholders on May 12, 2021. Among the proposals submitted to a vote of the stockholders was a non-binding advisory vote to approve the frequency of future advisory votes on executive compensation. The stockholders approved, on a non-binding advisory basis, a frequency of 1 year for future non-binding advisory votes to approve the compensation of the Company’s named executive officers (each, a “say-on-pay vote”). There were 26,952,367 votes cast for a frequency of 1 year, 202,912 votes cast for a frequency of every 2 years, 397,598 votes cast for a frequency of every 3 years, 257,798 abstentions and 21,144,928 broker non-votes.

Based on these results, the Company’s board of directors has determined that the Company will hold a say on pay vote every 1 year until the next required non-binding advisory vote on the frequency of say-on-pay votes.

ITEM 6.	EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 14, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101

The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: August 5, 2021	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

