Form 10-Q
period 2021-09-30
Provention Bio, Inc.
filed 2021-11-04
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of the close of business on November 1, 2021, 63,374,738 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	The Company may not be successful in its goal to continue to work with the U.S. Food and Drug Administration (“FDA”) to secure approval of teplizumab and bring the first disease-modifying therapy for type 1 diabetes (“T1D”) to at-risk patients as soon as possible. On July 6, 2021, the Company announced that the FDA issued a Complete Response Letter (“CRL”) for the Company’s Biologics License Application (“BLA”) for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, received late evening on July 2, 2021, the FDA stated that a single, low-dose pharmacokinetic/pharmacodynamic (“PK/PD”) bridging study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability.
●	The results from relevant additional PK/PD data collected from a PK/PD substudy in patients receiving the therapeutic course (12-days of therapy) in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients may not support PK comparability or otherwise may be insufficient to address the FDA’s concerns on comparability. The PK/PD substudy data will be analyzed by independent, unblinded third-parties to maintain the integrity of this placebo-controlled trial. Upon review of the results from this substudy, the Company will determine whether to submit these data to the FDA for its review, along with any other relevant data and analyses based on our ongoing discussions with the FDA, to support PK comparability or otherwise justify why PK comparability is not necessary. If the Company is not able to support PK comparability or otherwise justify why it is not necessary in connection with the at-risk indication for teplizumab planned commercial product, the Company may need to further characterize the teplizumab planned commercial product in the PROTECT Trial or in a new study to support a regulatory pathway for a newly diagnosed indication for teplizumab.
●	The Company may not be able to address, to the FDA’s satisfaction, all other considerations cited in the CRL, including those relating to product quality in the short-term as planned by the Company.
●	The outbreak of COVID-19 has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect in our clinical trials or otherwise potentially negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if the Company successfully resubmits a BLA for teplizumab and it were to be approved by the FDA or by other competent authorities, including the European Commission in the European Union. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. We may encounter substantial delays in completing our clinical trials which in turn would require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.
●	We are a small company that relies on third parties for execution of our business operations and plans, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for conducting our clinical trials and manufacturing our investigational drug products, including our efforts to address considerations raised by the FDA in the CRL. If these parties fail to perform their contractual obligations or otherwise comply with our requirements or that of regulatory authorities, our business plans and operations may be negatively, including materially, impacted, inclusive of our efforts to address considerations raised by the FDA in the CRL. The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission.

●	We are a clinical stage biopharmaceutical company with a limited operating history.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	Although we have received breakthrough therapy designation and priority review from the FDA, a PRIME designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) for teplizumab and we may pursue such expedited pathways for other product candidates, expedited development may not actually lead to a faster development or regulatory review or approval process.
●	Even though we may obtain or apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment (FDA) or otherwise (ex-US), which may require substantial financial resources and could delay regulatory approval of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling the Company for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do successfully could negatively impact our business, including the potential for a successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates.
●	We are completely dependent on third parties to manufacture our product candidates, with no, to limited, redundancies in our supply chain, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, obtain manufacturing approval from the FDA or comparable foreign regulatory authorities if applicable, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us and any loss of our rights to them could prevent us from developing, commercializing or selling our products.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability or other lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,340	$102,294
Marketable securities	11,433	19,530
Prepaid expenses and other current assets	4,492	4,730
Total current assets	155,265	126,554

Fixed assets, net	2,106	1,437
Operating lease right-of-use assets	384	408
Other assets	120	120
Total assets	$157,875	$128,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,633	$7,568
Accrued expenses and other current liabilities	11,683	9,162
Deferred revenue	5,494	—
Total current liabilities	20,810	16,730

Deferred revenue, net of current portion	2,328	—
Operating lease liabilities, long-term	624	715
Total liabilities	23,762	17,445

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 63,374,738 shares issued and outstanding at September 30, 2021; 100,000,000 shares authorized; 56,517,891 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	400,356	288,725
Accumulated other comprehensive loss	(3)	(15)
Accumulated deficit	(266,246)	(177,642)
Total stockholders’ equity	134,113	111,074
Total liabilities and stockholders’ equity	$157,875	$128,519

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$678	$—	$678	$—

Operating expenses:
Research and development	17,724	21,657	54,379	45,779
General and administrative	10,031	9,749	36,017	21,288
Total operating expenses	27,755	31,406	90,396	67,067

Loss from operations	(27,077)	(31,406)	(89,718)	(67,067)
Interest income, net	55	105	114	539
Loss before income tax benefit	(27,022)	(31,301)	(89,604)	(66,528)
Income tax benefit	—	—	1,000	523
Net loss	$(27,022)	$(31,301)	$(88,604)	$(66,005)

Net loss per common share, basic and diluted	$(0.43)	$(0.56)	$(1.41)	$(1.29)
Weighted average common shares outstanding, basic and diluted	63,375	56,339	63,008	51,098

Net loss	$(27,022)	$(31,301)	$(88,604)	$(66,005)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(15)	(78)	12	20
Total comprehensive loss	$(27,037)	$(31,379)	$(88,592)	$(65,985)

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020
Unrealized loss on marketable securities, net of tax	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	3,130	—	—	3,130
Net loss	—	—	—	—	(27,022)	(27,022)
Balance at September 30, 2021	63,375	$6	$400,356	$(3)	$(266,246)	$134,113

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at June 30, 2020	56,216	$6	$277,437	$98	$(113,765)	$163,776
Issuance of common stock in connection with warrant exercises	196	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	76	—	287	—	—	287
Unrealized loss on marketable securities, net of tax	—	—	—	(78)	—	(78)
Stock-based compensation	—	—	2,715	—	—	2,715
Net loss	—	—	—	—	(31,301)	(31,301)
Balance at September 30, 2020	56,488	$6	$280,439	$20	$(145,066)	$135,399

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized gain on marketable securities, net of tax	—	—	—	12	—	12
Stock-based compensation	—	—	9,254	—	—	9,254
Net loss	—	—	—	—	(88,604)	(88,604)
Balance at September 30, 2021	63,375	$6	$400,356	$(3)	$(266,246)	$134,113

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	326	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	189	—	861	—	—	861
Unrealized gain on marketable securities, net of tax	—	—	—	20	—	20
Stock-based compensation	—	—	5,228	—	—	5,228
Net loss	—	—	—	—	(66,005)	(66,005)
Balance at September 30, 2020	56,488	$6	$280,439	$20	$(145,066)	$135,399

The accompanying unaudited notes are an integral part of the condensed financial statements.

PROVENTION BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(88,604)	$(66,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,254	5,228
Amortization of premium and discounts on marketable securities	400	109
Non-cash operating lease expense	(20)	—
Depreciation	250	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	238	(3,550)
Accounts payable	(3,935)	5,330
Accrued interest receivable	193	72
Accrued expenses	2,474	7,234
Other assets	—	(120)
Deferred revenue	7,822	—
Net cash used in operating activities	(71,928)	(51,702)

Investing activities
Purchase of marketable securities	(16,324)	(24,672)
Maturities of marketable securities	23,840	42,000
Purchase of fixed assets	(919)	(352)
Net cash provided by investing activities	6,597	16,976

Financing activities
Proceeds from underwritten public offering, net	102,329	103,270
Proceeds from at-the-market stock sales, net	—	9,869
Proceeds from stock option exercises	48	861
Net cash provided by financing activities	102,377	114,000

Net increase in cash and cash equivalents	37,046	79,274
Cash and cash equivalents at beginning of period	102,294	39,165
Cash and cash equivalents at end of period	$139,340	$118,439

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$131	$—

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

Basis of presentation

The accompanying unaudited financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 Condensed Balance Sheet was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2020, as filed with the SEC on February 25, 2021.

In the opinion of management, the unaudited financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2021, the Company had an accumulated deficit of $266.2 million. To date, the Company has not generated any revenues from commercial product sales and has financed its operations primarily through equity offerings.

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

In February 2021, the Company established a new at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. As of September 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, the Company terminated its existing at-the-market program established in August 2019 (the “2019 ATM Program”) and no additional stock may be issued thereunder. Prior to its termination, the Company sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

The Company’s cash requirements for the remainder of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to the Company’s other ongoing or planned clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human PROVENT study of its PRV-101 polyvalent inactivated coxsackievirus B vaccine candidate, and the Phase 2a PREVAIL clinical study of PRV-3279 in lupus, which is expected to commence in the fourth quarter of 2021.

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

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at September 30, 2021, are sufficient to meet the Company’s obligations for at least the next 12 months from the issuance of these financial statements.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of September 30, 2021, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

Research and development expenses

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of the Company’s product candidate portfolio, including the following:

●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and other vendors and contract manufacturing organizations (“CMOs”) for the production of drug substance and drug product; and

●	employee-related expenses, including salaries, benefits and stock-based compensation expense.

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

Stock-based compensation expense

The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employees, including stock options. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period. For grants containing performance-based vesting provisions, the grant-date fair value of the performance-based stock options is recognized as compensation expense once it is probable that the performance condition will be achieved. The Company accounts for actual forfeitures in the period the forfeiture occurs.

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

As of September 30, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 63,374,738 were issued and outstanding. As of December 31, 2020, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 56,517,891 were issued and outstanding.

In addition, as of September 30, 2021 and December 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2021 and December 31, 2020 were $139.3 million and $102.3 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $11.4 million and $19.5 million at September 30, 2021 and December 31, 2020, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and had expected maturities of less than one year. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of September 30, 2021, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value and allowance for credit losses of the Company’s available for sale securities:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$11,436	$—	$(3)	$11,433
Total	$11,436	$—	$(3)	$11,433

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$19,545	$—	$(15)	$19,530
Total	$19,545	$—	$(15)	$19,530

The Company’s available for sale securities are reported at fair value on the Company’s balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive income (loss) in the Statements of Comprehensive Loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive income (loss) associated with the unrealized gain (loss) on available for sale securities during the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Beginning balance	$12	$98	$(15)	$—
Current period changes in fair value before reclassifications, net of tax	(15)	(78)	12	20
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Other comprehensive income (loss)	(15)	(78)	12	20
Ending balance	$(3)	$20	$(3)	$20

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

As of September 30, 2021, the Company has not achieved any milestones that would trigger payments to MacroGenics.

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $2.5 million was received as of September 30, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company plans to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the fourth quarter of 2021 and expects a portion of such trial to be conducted in Hong Kong.

The Company evaluated the Huadong License Agreement under the provisions of ASC 606 and identified the following three material promises: (1) the license of rights to PRV-3279 in Greater China, (2) the performance of clinical research activities and (3) manufacturing process improvements. The Company concluded that the performance obligations were not distinct and consequently do not have value on a standalone basis. Accordingly, they were determined to represent one performance obligation. The Company determined that the transaction price of the Huadong License Agreement was $15.5 million, consisting of the $6.0 million up-front payment and $9.5 million of the research, development and manufacturing funding expected to be received, which would not result in a significant reversal of revenue in a future period. The total transaction price was allocated to the single identified performance obligation. The regulatory and sales event-based milestone payments represent variable consideration, and the Company used the most likely amount method to estimate this variable consideration because the potential milestone payment is a binary event, as the Company will either receive the milestone payment or it will not. Given the high degree of uncertainty around achievement of these milestones, the Company determined the milestone amounts to be fully constrained and will not recognize revenue until the uncertainty associated with these payments is resolved. Any consideration related to royalties will be recognized if and when the related sales occur. The Company re-assesses the transaction price in each reporting period and when events whose outcomes are resolved or other changes in circumstances occur.

The Company determined to recognize revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through mid-2024. The Company recognized collaboration revenue of $0.7 million during the three month period ending September 30, 2021, and total deferred revenue as of September 30, 2021 was $7.8 million.

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

Legal Proceedings

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. The remaining application for lead plaintiff and lead counsel is pending before the Court.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures. Proceedings in the first Derivative Action, filed August 5, 2021, are stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. Proceedings in the Derivative Actions are stayed until November 15, 2021.

The Company is unable at this time to determine whether the outcomes of these litigations would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(27,022)	$(31,301)	$(88,604)	$(66,005)

Weighted average shares of common stock outstanding - basic and diluted	63,375	56,339	63,008	51,098
Net loss per share of common stock, basic and diluted	$(0.43)	$(0.56)	$(1.41)	$(1.29)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Stock options	11,750	9,452	11,750	9,452
Warrants	1,705	1,705	1,705	1,705

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020

Accrued research and development costs	$6,930	$5,165
Accrued compensation	2,988	1,443
Accrued professional fees	896	1,197
Accrued pre-commercial costs	437	1,191
Other accrued liabilities	432	166
Total accrued expenses	$11,683	$9,162

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	September 30, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical items	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$139,340	$—	$—	$139,340
Investments in corporate debt securities[2]	—	11,433	—	11,433

	December 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$102,294	$—	$—	$102,294
Investments in corporate debt securities[2]	—	19,530	—	19,530

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of September 30, 2021, there were options to purchase an aggregate of 11,324,932 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 2,270,353 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2021. As of September 30, 2021, there were 538,801 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of September 30, 2021, there were options to purchase 424,800 shares of common stock outstanding under the 2020 Inducement Plan and 1,575,200 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

General and administrative	$1,911	$1,841	$5,786	$3,402
Research and development	1,219	874	3,468	1,826
Total stock-based compensation expense	$3,130	$2,715	$9,254	$5,228

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

A summary of option activity for the nine months ended September 30, 2021 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2020	9,503	$9.10	8.3 years	$—
Granted	2,945	$7.69
Exercised	(19)	$2.50
Forfeited or expired	(679)	$8.51
Outstanding at September 30, 2021	11,750	$8.79	8.0 years	$11,842
Exercisable at September 30, 2021	5,134	$6.89	6.9 years	$10,900

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021, was $5.34 per share. As of September 30, 2021, there were approximately 2,100,000 unvested options subject to performance-based vesting criteria with approximately $13.5 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of September 30, 2021, there were approximately 4,516,000 unvested options outstanding subject to time-based vesting with approximately $27.7 million of unrecognized compensation expense which will be recognized over a period of 2.9 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cash proceeds from options exercised	$—	$287	$48	$861
Aggregate intrinsic value of options exercised	—	526	239	1,480

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended September 30,
	2021	2020

Exercise price	$7.69	$12.74
Expected volatility	81%	74%
Expected dividends	—	—
Expected term (in years)	6.1	6.2
Risk-free interest rate	1.07%	0.59%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. During the three and nine month periods ending September 30, 2020, certain warrant holders from the Series A Offering elected to exercise warrants for an aggregate of 159,689 and 312,689 shares, respectively, on a cashless basis, resulting in the Company’s net issuance of 129,822 and 259,542 shares, respectively. No warrants from the Series A Offering were exercised in the three and nine month periods ending September 30, 2021. As of September 30, 2021, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. During the three and nine month periods ending September 30, 2020, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 107,051 shares on a cashless basis, resulting in the Company’s net issuance of 66,316 shares. No warrants from the IPO were exercised in the three and nine month periods ending September 30, 2021. As of September 30, 2021, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2021	December 31, 2020

Software	$877	$—
Leasehold improvements	838	828
Furniture and fixtures	149	149
Clinical equipment	76	27
Office equipment	35	35
Software in progress	414	421
Construction in progress	—	10
	2,389	1,470
Less accumulated depreciation	(283)	(33)
Fixed assets, net	$2,106	$1,437

Depreciation expense for the three and nine months ended September 30, 2021, was $0.1 million and $0.3 million, respectively. The Company had no depreciation expense for the three and nine months ended September 30, 2020.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of September 30, 2021, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease expense	$37	$—	$111	$—
Variable lease expense	6	—	18	—
Total lease expense	$43	$—	$129	$—

Supplemental balance sheet information related to leases are as follows:

	Classification	As of September 30, 2021	As of December 31, 2020

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$384	$408
Lease liabilities
Current	Accrued expenses	$119	$72
Non-current	Operating lease liabilities, long-term	$624	$715

Weighted average remaining lease term
Operating leases		4.4 years	5.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of September 30, 2021, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2021 (remaining)	$54
2022	221
2023	227
2024	232
2025	238
Thereafter	41
Total lease payments	1,013
Less: present value discount	270
Present value of lease liabilities	$743

14. INCOME TAXES

The Company recorded a benefit from state income taxes of approximately $1.0 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $11.9 million and $6.8 million, respectively in each period, of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $1.0 million and $0.5 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

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

We have not generated any revenue from commercial product sales to date and, through September 30, 2021, we had an accumulated deficit of $266.2 million. We have financed our operations primarily through equity offerings.

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

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of September 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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
PRV-031 (teplizumab, anti-CD3 mAb) for the interception of T1D

At-Risk Indication – for the delay of progression to Stage 3 clinical T1D in at-risk individuals

United States: The FDA’s Office of Orphan Drug Development (“OOPD”) in October 2021, denied our application for orphan designation for teplizumab in the at-risk population, noting that we must address issues identified by OOPD within one year of the date (or any approved extension thereof) of OOPD’s letter to us or our request for Orphan Designation will be considered voluntarily withdrawn. We are evaluating whether to take any additional steps to address OOPD’s positions.

In July 2021, we received a CRL to the BLA for teplizumab for the delay of progression to Stage 3 clinical T1D in at-risk individuals, and we plan to continue to work collaboratively with the FDA to potentially secure approval of teplizumab. See “Recent Company Developments” below for more information.

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

In September, 2021 we completed the collection of data from a PK/PD substudy in the ongoing Phase 3 PROTECT trial which we will evaluate to determine whether these data will be submitted to the FDA to address its PK comparability concerns.

We also recently completed a Type A meeting with the FDA to discuss several additional considerations related to product quality that were cited in the CRL. We believe that the product quality CRL considerations have either already been addressed by prior amendments to the BLA or are addressable in the short term.

United Kingdom: In July 2021, teplizumab was awarded an Innovation Passport in the United Kingdom. In April 2021, we received initial non-binding scientific advice in a letter from the MHRA on a potential regulatory and market access path forward for teplizumab in the United Kingdom. The MHRA indicated its view that (i) there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients, (ii) an MAA may benefit from additional supplementary information on patient preference, and (iii) reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP points to consider on application with (a) meta-analyses and (b) one pivotal study (CPMP/EWP/2330/99). Innovation Passport is the entry point for ILAP and we have started a preliminary discussion with MHRA and its ILAP partners in the development of a Target Development Profile (“TDP”) and identification of the relevant toolkits to support approval and market access of teplizumab.

We have a formal Type A meeting with the FDA currently scheduled to occur in the second half of November 2021, to finalize and agree on the PK model’s design prior to populating the model with relevant PK data collected from the PK/PD substudy in the ongoing Phase 3 PROTECT trial. We continue to work with our CMOs and service providers, on whom we are highly dependent, to address several additional considerations related to product quality that were cited in the CRL.

United Kingdom: Innovation Passport in the United Kingdom was granted on July 12, 2021 in recognition of the significant patient or public need of teplizumab. Grant of the Innovation Passport paves the way for enhanced engagement with the MHRA and health technology agencies such as the National Institute for Health and Care Excellence (“NICE”) in the Innovative Licensing and Access Pathway (“ILAP”). ILAP is a new pathway created in the United Kingdom to accelerate the time to market, thus facilitating patient access to innovative medicines. We are targeting a potential filing of a Marketing Authorization Application (“MAA”) in the second half of 2022, assuming favorable regulatory interactions. We plan to continue to evaluate the regulatory path forward in the United Kingdom and in the European Union based on our further engagement with the MHRA, EMA and other European stakeholders in 2022.

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

We reached the target enrollment of 300 patients during the third quarter of 2021. Given the challenges the COVID pandemic has presented to clinical trials across the industry, we ultimately exceeded the enrollment target by approximately ten percent to ensure there were a sufficient number of evaluable patients. We expect to report top line data from the PROTECT Phase 3 study in the second half of 2023, subject to change for any potential COVID-19 related, regulatory-related or other interruptions, including those related to PK comparability of the proposed commercial product.
PRV-101 (polyvalent CVB vaccine) for the prevention of acute CVB and the prevention of CVB triggered T1D and celiac disease.

We have completed manufacturing of a polyvalent vaccine at Intravacc, our strategic partner in vaccine manufacturing process development.

We commenced a first-in-human Phase 1 study in December 2020 and completed enrollment in April 2021.

In October 2021, we reported positive interim results from this first-in-human Phase 1 study. In this study, PRV-101 was well tolerated and elicited high titers of virus-neutralizing antibodies in a dose-dependent fashion in healthy volunteers.

An additional 6-month safety follow up will be conducted and final trial results from the trial are expected in the first half of 2022.
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

We expect to commence a Phase 2a study in lupus in the fourth quarter of 2021.
PRV-015 (anti-IL-15 mAb) for the treatment of gluten-free diet NRCD.	In August 2020, we initiated a Phase 2b clinical trial (the PROACTIVE trial) in approximately 220 adult celiac patients with gluten-free diet NRCD.	Due to the impacts of the COVID-19 on certain aspects of medical care during the pandemic, such as a temporary halting of elective endoscopy procedures, lack of prioritization of chronic life-threatening conditions and reduced exposure to gluten due to reductions of travel and dining out, we are experiencing enrollment delays that have extended the enrollment target. We now expect to report top line results from the Phase 2b PROACTIVE study by the end of 2023.

Recent Company Developments

PRV-031 (teplizumab, anti-CD3 mAb)

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

Advisory Committee Meeting

On May 27, 2021, an FDA advisory committee meeting was held where the EMDAC of the FDA voted ten yes and seven no on the question, “Does the information provided in the background documents and presentations by the Applicant and FDA show that the benefits of teplizumab outweigh the risks in support of approval to delay clinical type 1 diabetes mellitus?”.

CRL to BLA

On July 6, 2021, the Company announced that the FDA issued a CRL for the Company’s BLA for teplizumab for the delay of progression to Stage 3 clinical T1D in at-risk individuals. In the CRL, the FDA stated that a single, low-dose pharmacokinetic/pharmacodynamic (“PK/PD”) bridging study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability. The FDA further noted that PK remains the primary endpoint for demonstration of comparability between the two products and that the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

The Company recently completed the collection of additional data from a PK/PD substudy in patients receiving 12-days of therapy in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients. These data will be analyzed by independent, unblinded third-parties to maintain the integrity of this placebo-controlled trial. Upon review of the results from this substudy, the Company will determine whether to submit these data to the FDA for its review, along with any other relevant data and analyses based on our ongoing discussions with the FDA, to support PK comparability or otherwise justify why PK comparability is not necessary.

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

The CRL did not cite any clinical deficiencies related to the efficacy and safety data packages submitted to the BLA and confirmed the acceptability of the proposed proprietary name for teplizumab. The FDA requested that the Company provide a safety update as part of its BLA resubmission. The CRL contained other comments and recommendations that do not impact approvability, as well as general guidance regarding the resubmission process. The Company plans to continue to work collaboratively with the FDA to potentially secure approval of teplizumab and bring the first disease-modifying therapy for T1D to at-risk patients as soon as possible.

PK/PD Substudy

On September 13, 2021, we announced that we completed the collection of data from a PK/PD substudy in the ongoing PROTECT Phase 3 trial in newly diagnosed T1D patients, which will be utilized to determine comparability between our planned commercial drug product and drug product originating from drug substance manufactured for historical trials of teplizumab. We have submitted briefing documents related to the population PK model that will generate the PK parameters comparing both drug products, and currently have a formal Type A meeting with the FDA scheduled to occur in the second half of November 2021. The objective of this meeting with the FDA is to finalize and agree on the PK model’s design prior to populating the model with relevant PK data collected from the substudy.

Additionally, we disclosed preliminary PD marker information upon therapeutic dosing of teplizumab from the substudy data that we believe are supportive, although not determinative, of comparability between the two drug products. The FDA has not yet opined on these data or their significance. These PD markers include lymphocyte counts, CD3 receptor occupancy and T-cell activation.

We also recently completed a Type A meeting with the FDA to discuss several additional considerations related to product quality that were cited in the CRL. We believe that the product quality CRL considerations have either already been addressed by prior amendments to the BLA or are addressable in the short term. As it relates to the deficiencies noted during the recent general inspection at a fill/finish facility used by the Company mentioned in the CRL, this facility’s inspection has since been closed out by the FDA in August of 2021.

PRV-101 (CVB Vaccine)

PROVENT Study

In December 2020, we initiated the PROVENT (PROtocol for coxsackievirus VaccinE in healthy voluNTeers) study, a first-in-human study of PRV-101, our polyvalent inactivated CVB vaccine candidate, targeting all five key CVB strains associated with T1D autoimmunity. We are developing PRV-101 for the prevention of acute CVB infection and the potential delay or prevention of T1D and celiac disease. PROVENT is a placebo-controlled, double-blind, randomized first-in-human study. The study’s primary endpoint is the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity will also be evaluated. We completed enrollment in April 2021.

We reported positive interim results from this first-in-human study in October 2021. The interim analysis was conducted after all trial participants completed 4 weeks of follow-up after the 3rd dose (Week 12) to assess vaccine response and safety. In this interim analysis, PRV-101 met the primary endpoint demonstrating that it was well tolerated in this study, with no treatment-emergent Serious Adverse Events, Adverse Events of Special Interest, or Adverse Events that led to study drug discontinuation or study withdrawal. PRV-101 also met the secondary efficacy endpoint as it induced high titers of viral-neutralizing antibodies against all CVB serotypes included in the vaccine in a dose-dependent fashion. The percent of subjects who responded to all 5 serotypes (response defined as seroconversion if baseline-negative or >= 4x increase in VNT if baseline-positive) was 0% in placebo, 67% in the low dose and 100% in the high dose arm of PRV-101.

An additional 6-month safety follow up will be conducted and final trial results from the trial are expected in the first half of 2022.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

Huadong License Agreement

On February 17, 2021, we entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $2.5 million was received as of September 30, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. We are generally responsible for the manufacturing of PRV-3279 at least through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We plan to begin a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in the fourth quarter of 2021 and expect a portion of such trial to be conducted in Hong Kong.

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

Impact of COVID-19 on our Business

We are closely monitoring the continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of this pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, and if a BLA is successfully resubmitted for teplizumab, any potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We only recently completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results from the PROTECT study in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half of 2021 to the fourth quarter of 2021, predominantly due to COVID-19 related impacts on our plans.

Financial operations overview

Collaboration Revenue

To date, we have not generated any revenue from commercial product sales. Our revenue currently consists only of collaboration revenue recognized under our License Agreement with Huadong, including certain amounts recognized in connection with the upfront license payment and research, development and manufacturing funding. We recognize revenue under the Huadong License Agreement using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through mid-2024. We expect that revenue will fluctuate from period to period as a result of the timing of expenses incurred in conjunction with the related research and development activities.

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through September 30, 2021 were principally related to the acquisition and development of our clinical programs.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$678	$—	$678
Operating expenses:
Research and development	17,724	21,657	(3,933)
General and administrative	10,031	9,749	282
Total operating expenses	27,755	31,406	(3,651)
Loss from operations	(27,077)	(31,406)	(4,329)
Interest income, net	55	105	(50)
Loss before income tax benefit	(27,022)	(31,301)	(4,279)
Income tax benefit	—	—	—
Net loss	$(27,022)	$(31,301)	$(4,279)

Net loss per common share, basic and diluted	$(0.43)	$(0.56)
Weighted average common shares outstanding, basic and diluted	63,375	56,339

Collaboration Revenue

Collaboration revenue was $0.7 million for the three months ended September 30, 2021, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $17.7 million for the three months ended September 30, 2021, a decrease of $4.0 million, compared to $21.7 million for the three months ended September 30, 2020. The decrease related primarily to teplizumab manufacturing costs, including costs for good manufacturing practice (“GMP”) and process performance qualification (“PPQ”) batches of drug supply and drug product, which were produced in 2020 and regulatory activities for the initial teplizumab BLA submission which were incurred in the prior year period. Also contributing to the decrease were drug supply manufacturing costs incurred in the 2020 for PRV-101. These decreases were offset by increased costs for our teplizumab program, including the PROTECT study and increased costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. Research and development expenses for the three months ended September 30, 2021 and 2020 also included personnel costs of $4.1 million and $2.5 million, respectively, including stock-based compensation of $1.2 million and $0.9 million in each respective year. The increase in personnel costs, including stock-based compensation, relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $10.0 million for the three months ended September 30, 2021, an increase of $0.3 million, compared to $9.7 million for the three months ended September 30, 2020. General and administrative expenses for the three months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$4,284	$6,045	$(1,761)
Other general and administrative expenses	5,747	3,704	2,043
Total general and administrative expenses	$10,031	$9,749	$282

Pre-commercial expenses were $4.3 million for the three months ended September 30, 2021, and primarily consisted of $1.3 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $3.0 million in personnel costs, including stock-based compensation of $0.5 million. Pre-commercial expenses were $6.0 million for the three months ended September 30, 2020, and primarily consisted of $4.2 million in costs of pre-commercial activities for teplizumab and $1.8 million in personnel costs, including stock-based compensation of $0.9 million. The decrease in pre-commercial expenses related primarily to a reduction in our pre-commercial activities following the CRL issued by the FDA for our BLA for teplizumab in July 2021.

Other general and administrative expenses were $5.7 million for the three months ended September 30, 2021 and primarily consisted of $2.8 million in personnel costs, including stock-based compensation of $1.4 million, $1.8 million in professional fees and legal expenses and approximately $0.6 million in insurance and other public company costs. Other general and administrative expenses were $3.7 million for the three months ended September 30, 2020 and primarily consisted of $1.8 million in personnel costs, including stock-based compensation of $0.9 million, $1.0 million in professional fees and legal expenses and approximately $0.5 million in insurance and other costs associated with being a public company.

Interest Income, Net

Interest income, net, was $0.1 million during each of the three month periods ended September 30, 2021 and 2020, respectively, and reflects an interest rate environment that has produced significantly lower yields since the COVID-19 pandemic began in early 2020.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$678	$—	$678
Operating expenses:
Research and development	54,379	45,779	8,600
General and administrative	36,017	21,288	14,729
Total operating expenses	90,396	67,067	23,329
Loss from operations	(89,718)	(67,067)	22,651
Interest income, net	114	539	(425)
Loss before income tax benefit	(89,604)	(66,528)	23,076
Income tax benefit	1,000	523	477
Net loss	$(88,604)	$(66,005)	$22,599

Net loss per common share, basic and diluted	$(1.41)	$(1.29)
Weighted average common shares outstanding, basic and diluted	63,008	51,098

Collaboration Revenue

Collaboration revenue was $0.7 million for the nine months ended September 30, 2021, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $54.4 million for the nine months ended September 30, 2021, an increase of $8.6 million, compared to $45.8 million for the nine months ended September 30, 2020. The increase related primarily to increased costs for our teplizumab program, including the PROTECT study and the PROTECT Extension study, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. We also incurred $1.1 million in expense, which was paid to MacroGenics in May 2021, in connection with the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. These increases were offset by a decrease in teplizumab manufacturing costs, including costs for GMP and PPQ batches of drug supply and drug product, which were produced in 2020, drug supply manufacturing costs for PRV-101 and regulatory activities for the initial teplizumab BLA submission incurred in the prior year period. Research and development expenses for the nine months ended September 30, 2021 and 2020 also included personnel costs of $12.1 million and $5.8 million, respectively, including stock-based compensation of $3.5 million and $1.8 million in each respective year. The increase in personnel costs, including stock-based compensation, relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $36.0 million for the nine months ended September 30, 2021, an increase of $14.7 million, compared to $21.3 million for the nine months ended September 30, 2020. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were comprised of the following:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$17,594	$12,050	$5,544
Other general and administrative expenses	18,423	9,238	9,185
Total general and administrative expenses	$36,017	$21,288	$14,729

Pre-commercial expenses were $17.6 million for the nine months ended September 30, 2021 and primarily consisted of $9.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $8.4 million in personnel costs, including stock-based compensation of $1.6 million. Pre-commercial expenses were $12.1 million for the nine months ended September 30, 2020 and primarily consisted of $9.1 million in costs of pre-commercial activities for teplizumab and $3.0 million in personnel costs, including stock-based compensation of $1.1 million. The increase in pre-commercial expenses related primarily to an increase in headcount, as we continue to buildout out our infrastructure to support a potential commercial launch of teplizumab. We reduced our pre-commercial activities and associated costs following the CRL issued by the FDA for our BLA for teplizumab in July 2021.

Other general and administrative expenses were $18.4 million for the nine months ended September 30, 2021, and primarily consisted of $8.5 million in personnel costs, including stock-based compensation of $4.2 million, $6.2 million in professional fees and legal expenses and approximately $1.9 million in insurance and other public company costs. Other general and administrative expenses were $9.2 million for the nine months ended September 30, 2020, and primarily consisted of $4.5 million in personnel costs, including stock-based compensation of $2.3 million, $2.7 million in professional fees and legal expenses and approximately $1.4 million in insurance and other costs associated with being a public company.

Interest Income, Net

Interest income, net, was $0.1 million during the nine months ended September 30, 2021, compared to $0.5 million during the nine months ended September 30, 2020. The decrease in interest income, net during the nine months ended September 30, 2021 primarily related to a reduction in interest rates since the pandemic began in early 2020.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million during the nine months ended September 30, 2021, compared to $0.5 million during the nine months ended September 30, 2020. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We have funded our operations to date through offerings of equity securities. We expect to continue to incur losses, as we plan to continue to fund development activities.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $150.8 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and certain short-term investment-grade corporate debt securities.

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

In February 2021, we established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of September 30, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated our 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

Our cash requirements for the remainder of 2021 and into 2022 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to our other ongoing or planned clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the first-in-human PROVENT study of our PRV-101 polyvalent inactivated CVB vaccine candidate, and the Phase 2a PREVAIL clinical study of PRV-3279 in lupus, which is expected to commence in the fourth quarter of 2021.

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

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at September 30, 2021 are sufficient to meet our obligations for at least the next 12 months from the issuance of the financial statements included in this report.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,928)	$(51,702)
Investing activities	6,597	16,976
Financing activities	102,377	114,000
Net change in cash and cash equivalents	$37,046	$79,274

Cash Flows from Operating Activities

Net cash used in operating activities was $71.9 million for the nine months ended September 30, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015, PRV-3279 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $8.5 million received from Huadong in connection with the Huadong License Agreement, of which $7.8 million is currently recorded as deferred revenue as of September 30, 2021. Our working capital was $134.5 million as of September 30, 2021.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2021, and primarily related to proceeds received from the maturity of marketable securities totaling $23.8 million offset by purchases of marketable securities totaling $16.3 million and capital expenditures associated with data information systems of $0.9 million.

Net cash provided by investing activities was $17.0 million for the nine months ended September 30, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $42.0 million offset by purchases of marketable securities totaling $24.7 million and capital expenditures associated with the build out of our new office space.

Cash Flows from Financing Activities

Net cash provided by financing activities was $102.4 million for the nine months ended September 30, 2021, and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering which closed in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as approximately $0.1 million in proceeds from stock option exercises during the period.

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

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 – Commitments and Contingencies to our condensed financial statements included in this report, which is incorporated herein by reference. There have been no material changes to commitments and obligations during the nine months ended September 30, 2021 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The table below presents a summary of our contractual obligations as of September 30, 2021:

	Payments Due By Period
		Within			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(In thousands)
Purchase obligations (1)	$714	$714	$—	$—	$—
Operating lease obligations (2)	1,013	220	456	337	—
Total (3)	$1,727	$934	$456	$337	$—

(1)	Purchase obligations represent our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC Biologics and our other CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement.

(2)	Operating lease obligations represent the gross minimum cash rent payments under our lease in Red Bank, NJ.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license and collaboration agreements as the timing and likelihood of such payments are not known with certainty, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business that are not material in the aggregate in any period presented above.

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

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $150.8 million as of September 30, 2021, consisting of cash and investments in money market funds and certain short-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the nine months ended September 30, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of September 30, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the first quarter of 2021, we completed the implementation of a new enterprise resource planning (“ERP”) system to improve certain operational and financial processes. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation described above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three or nine month periods ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. The remaining application for lead plaintiff and lead counsel is pending before the Court.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures. Proceedings in the first Derivative Action, filed August 5, 2021, are stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. Proceedings in the Derivative Actions are stayed until November 15, 2021.

The Company is unable at this time to determine whether the outcomes of these litigations would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the nine months ended September 30, 2021 and 2020, we had a net loss of $88.6 million and $66.0 million, respectively, and as of September 30, 2021, we had an accumulated deficit of $266.2 million and $150.8 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities, will be sufficient to fund projected operating requirements for at least the next 12 months from the issuance of the financial statements included in this report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we obtain regulatory approval for teplizumab, we have substantial milestone payments that will become payable to our partners. We will need substantial additional capital to fund these milestone payments, as well as to fund the clinical development programs for all of our product candidates.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The potential approval of teplizumab in the United States is subject to satisfactorily addressing issues raised by the FDA in its CRL to the teplizumab BLA, including the FDA’s conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable and product quality issues. This may require further development activities, additional data, analyses and modeling and will likely affect the potential for and timing of any re-submission by the Company for an approval of teplizumab for the delay of clinical T1D in at-risk patients.

As required by the FDA, Provention provided in the BLA analytical data for teplizumab supporting the comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and Provention Bio’s to-be-commercialized drug product. In addition to conducting analytical tests to evaluate comparability we have also conducted a double-blind, single low-dose, PK/ PD bridging study in healthy subjects (“Bridging PK/PD Study”) to support the CMC comparability assessment between the teplizumab study drug derived from drug substance manufactured by Eli Lilly and the to-be-commercialized teplizumab drug product derived from the drug substance manufactured by our contract manufacturing partner, AGC Biologics. This single low-dose Bridging PK/PD Study was the first time the teplizumab drug product derived from the drug substance manufactured by AGC Biologics was used in humans. We submitted to the FDA that we believe the results of the Bridging PK/PD Study suggest that the drug substances manufactured by AGC Biologics and Eli Lilly are comparable. Comparison of drug plasma concentration versus time after dosing in the Bridging PK/PD Study shows a lower AUC for the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Based on our PK/PD modeling, we do not believe this lower AUC is significant enough to impact the efficacy or safety of the to-be-commercialized teplizumab drug product when used as proposed in our BLA filing. We submitted our finalized Clinical Study Report and discussion document relating to the Bridging PK/PD Study to the FDA in January 2021.

As previously announced, the Company received a letter from the FDA on April 2, 2021, indicating that, as part of its then ongoing review of the Company’s BLA for teplizumab, the FDA had identified deficiencies that precluded discussion of labeling and post-marketing requirements/commitments at such time. Separately, at an April 2, 2021 informal meeting with the Company to discuss the May 27, 2021 Advisory Committee meeting, the FDA indicated that, based on the data it has reviewed to date, it was taking the position that the drug pharmacokinetic profiles of the two drug products evaluated in a Bridging PK/PD Study submitted by the Company for review by the FDA are not comparable, and additional data would be required before the FDA’s concerns could be satisfied. At a second informal meeting on April 23, 2021, held to discuss the FDA’s considerations regarding the comparability of the two drug products, the FDA reported that it concluded that the PK profiles of the two drug products evaluated in the Bridging PK/PD Study are not comparable since the intended commercial product did not meet the pre-specified 80-125% PK AUC comparability target range. The FDA stated that it cannot be certain if this observation is not clinically relevant, given that the relationship between transient lymphocyte reduction, a PD marker, which was comparable in the Bridging PK/PD Study, and clinical efficacy, has yet to be fully validated.

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

The Company may not be successful in its goal to continue to work with the FDA to secure approval of teplizumab and bring the first disease-modifying therapy for T1D to at-risk patients as soon as possible. On July 6, 2021, the Company announced that the FDA issued a CRL for the Company’s BLA for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, received late evening on July 2, 2021, the FDA stated that a single, low-dose Bridging PK/PD Study in healthy volunteers to compare planned commercial product with drug product originating from drug substance manufactured for historic clinical trials had failed to show PK comparability. The FDA further noted that PK remains the primary endpoint for demonstration of comparability between the two products and that the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

In September 2021, the Company announced that it had completed data collection for its PROTECT PK/PD Substudy, that the Company is working with the FDA to finalize the design of the population PK model to be used to analyze this substudy’s data. The Company has a Type A meeting scheduled to occur in the second half of November 2021 to discuss the same and preliminary PD markers that the Company believes are supportive of comparability, however the FDA will need to opine on the significance of these data.

Once input into the PK model is agreed upon with the FDA, the results from the relevant additional PK/PD data collected from the PROTECT PK/PD Substudy in patients receiving 12-days of therapy in the ongoing Phase 3 PROTECT trial in newly diagnosed T1D patients may not support PK comparability or otherwise may be insufficient to address the FDA’s concerns on comparability. We have submitted briefing documents related to the population PK model that will generate the PK parameters comparing both drug products, and currently have a formal Type A meeting with the FDA scheduled to occur in the second half of November 2021. The objective of this meeting with the FDA is to finalize and agree on the PK model’s design prior to populating the model with relevant PK data collected from the substudy. Additionally, we disclosed preliminary PD marker information upon therapeutic dosing of teplizumab from the substudy data. The FDA has not yet opined on these data or their significance.

The Company may not be able to address to the FDA’s satisfaction all other considerations cited in the CRL relating to product quality in the short-term as planned by the Company or at all. The CRL acknowledged that the FDA had not reviewed several amendments already submitted by the Company in response to certain CMC information requests.

Addressing all of the FDA’s concerns in the CRL may not be possible. Even if the Company provides the FDA, as planned, with additional data, analyses, modeling, and additional information from ongoing or new studies to support an approval of teplizumab for at-risk patients, the results from these efforts may not clearly or fully address the FDA’s concerns raised in the CRL or be sufficient to support a resubmission or an approval. If the Company fails to address the FDA’s concerns, despite its efforts, including additional time and investments, our business and operations may be materially and adversely impacted. Additionally, if the Company is not able to support PK comparability or otherwise justify why it is not necessary in connection with the at-risk indication for teplizumab planned commercial product, the Company may need to further characterize the teplizumab planned commercial product in the PROTECT Trial or in a new study to support a regulatory pathway for a newly diagnosed indication for teplizumab.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We only recently completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results from the PROTECT study in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients has been delayed from the first half of 2021 to the fourth quarter of 2021, predominantly due to COVID-19 related impacts on our plans.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, in the European Union, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in the European Union and European Economic Area (“EEA”) for this indication. We have independently engaged with the MHRA to discuss a potential regulatory path for PRV-031 in the United Kingdom. We have filed for and received in July 2021 an Innovation Passport for teplizumab in the UK. The Innovation Passport is the mandated entry point to the ILAP in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA in the United Kingdom, ILAP partner agencies such as the NICE and the Scottish Medicines Consortium will help us evaluate the possible regulatory and market access paths forward in the UK for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of PRV-031. We have started a preliminary discussion with MHRA and its ILAP partners in the development of a TDP and identification of the relevant toolkits to support approval and market access of teplizumab in the United Kingdom. There is no guarantee that a similar position would be taken by the EMA in the European Union. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for PRV-031, nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that PRV-031 would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP guidance entitled “Points to consider on application with (i) meta-analyses and (ii) one pivotal study” (CPMP/EWP/2330/99) , which for the time being, is still relevant to applications made in the United Kingdom. We also plan additional engagements with EMA and other European stakeholders in 2021 and 2022; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or a positive opinion by the EMA and a subsequent marketing authorization by the European Commission. Even if PRV-031 is approved in United Kingdom and/or in the European Union, the MHRA or EMA/European Commission, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which the Company may or may not be able to comply with. Even if teplizumab were to be granted a marketing authorization, we could not guarantee that the payers and health technology agencies in the United Kingdom and the Member States of the European Union would accept the therapeutic value and/or cost-effectiveness of teplizumab for it to be adopted for clinical use in the respective national health systems.

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

We have obtained orphan drug designation from the FDA for teplizumab for the treatment of newly diagnosed T1D. Separately, some of the subsets of lupus erythematosus, which we may target with PRV-3279, are orphan indications (e.g., lupus nephritis). However, there is no guarantee that the FDA, the European Commission or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates, including teplizumab for the use in at-risk individuals, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, including the potential to receive a transferable priority review voucher for obtaining approval of a designated rare pediatric disease product. For example, we have applied for orphan drug designation of teplizumab for the use in at-risk individuals which was denied by the FDA’s OOPD in February 2021. In addition, we separately applied for Rare Pediatric Disease Designation, which was denied in October 2021, noting that the Company must address issues identified by OOPD within one year of the date (or any approved extension thereof) of OOPD’s letter to the Company or the Company’s request for Rare Pediatric Disease Designation will be considered voluntarily withdrawn. We are evaluating whether to take any additional steps to address OOPD’s positions in its October 2021 letter to the Company. We believe current data suggests that there may be an initial undiagnosed prevalence approaching 165,000-200,000 Stage 2 T1D subjects in all age groups, however, we believe the diagnosed prevalence for Stage 2 T1D subjects is less than 200,000, which, we believe should meet the FDA’s criteria for orphan drug designation. Additionally, we believe it would take a significant amount of resources and time to identify 200,000 treatable patients on a year-by-year basis. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, to the extent applicable, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our drug substance or finished drug products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new active drug substances or finished drug products manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the manufacturing issues. Additionally, failing to obtain sufficient supply of any of our product candidates, due to manufacturing or other issues, may lead to regulatory delays and other issues which may negatively affect our business.

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

Our experience manufacturing teplizumab and our other product candidates is limited, and if the FDA requires any changes to our manufacturing process for our products, we are dependent on our CMOs and service providers to timely and compliantly deliver on their contractual obligations. If they fail to do so, this can materially and adversely impact our product development plans and timelines. Additionally, if we are not able to successfully partner with our CMOs and service providers in executing our plans to address the FDA’s product quality and other considerations identified in the teplizumab CRL, or if we encounter any other manufacturing issues, we may experience delays or disruptions to our efforts to bring Teplizumab to market and/or to our other ongoing product development efforts, including our ongoing and planned clinical trials.

We have limited experience manufacturing teplizumab and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of teplizumab drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of teplizumab. We have entered into agreements with our third-party manufacturers to manufacture teplizumab for our anticipated clinical trial needs and plan to enter into additional agreements for the potential commercialization of teplizumab. We believe supplies of teplizumab sufficient to supply the PROTECT study and to fulfill our initial years of commercial needs in the United States have already been manufactured by our third-party manufacturers.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMO’s by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, will need to be approved by the FDA. In the July 2, 2021 CRL received by the Company, the FDA stated that as PK remains the primary endpoint for demonstration of comparability between the two products, the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary. See “The potential approval of teplizumab in the United States is subject to satisfactorily addressing issues raised by the FDA in its CRL to the teplizumab BLA, including the FDA’s conclusion that the drug pharmacokinetic profiles of the two drug products evaluated in our PK/PD bridging study for teplizumab are not comparable and product quality issues. This may require further development activities, additional data, analyses and modeling and will likely affect the potential for and timing of any re-submission by the Company for an approval of teplizumab for the delay of clinical T1D in at-risk patients.” Additionally, the CRL raised product quality and other considerations that will need to be addressed in connection with a BLA resubmission and to support an approval. Addressing the FDA’s requests and requirements in the CRL and our related efforts to otherwise complete work to support approval of teplizumab and to continue moving forward the development of our other product candidates will require additional time, resources and successful execution and support by our CMOs and service providers, on whom we are highly dependent to execute on our business plans in a compliant and timely manner. If they fail to do so, it could result in delays or failures of execution that could impair or delay any BLA resubmission or any potential commercialization of teplizumab, or otherwise negatively impact our product development efforts including our ongoing clinical trials, such as the PROTECT Study, and planned clinical trials. The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission. Additionally, we have critical testing and stability work ongoing at one of our CMOs for teplizumab, that if not executed in a timely and compliant manner by our CMO, could negatively impact a BLA resubmission and product development efforts.

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

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. The remaining application for lead plaintiff and lead counsel is pending before the Court.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures. Proceedings in the first Derivative Action, filed August 5, 2021, are stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. Proceedings in the Derivative Actions are stayed until November 15, 2021.

These lawsuits and these types of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21.6% of our voting stock as of September 30, 2021. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of September 30, 2021, approximately 15.6 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

101

The following materials from Provention Bio, Inc.’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: November 4, 2021	By:	/s/ Andrew Drechsler
Andrew Drechsler
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

