Form 10-K
period 2021-12-31
Provention Bio, Inc.
filed 2022-02-24
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date was approximately $489.7 million.

On February 21, 2022, there were 63,374,738 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

PROVENTION BIO, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including, among others, statements regarding the impact of the ongoing COVID-19 pandemic on our business; the timing progress and potential success of our ongoing and planned clinical trials; our ongoing and planned engagements with regulatory agencies relating to, and the expected timing of regulatory review of, or decisions relating to, our product candidates; execution of our business plans; and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements for at least the next 12 months, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	Our teplizumab Biologics License Application (“BLA”) resubmission in February 2022 for the delay of clinical type 1 diabetes (“T1D”) in at-risk individuals (“At-Risk Indication”) may not be deemed complete and acceptable for review or ultimately approved by the U.S. Food and Drug Administration (“FDA”). Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 Complete Response Letter (“CRL”) for our original teplizumab BLA for an At-Risk Indication, including product quality and pharmacokinetic (“PK”) comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, a proposed adjusted 14-day dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Additionally, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.
●	We are completely dependent on third parties to manufacture our product candidates, with no, to limited, redundancies in our supply chain, and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates, or fail to do so at acceptable quality levels or prices.
●	We are a small company that relies on third parties for execution of our business operations and plans, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for conducting our clinical trials, manufacturing and testing our investigational and planned commercial drug products, including any additional work the FDA may require relating to product quality and PK comparability for teplizumab. If these parties fail to perform their contractual obligations or fail to comply with our requirements or the requirements of regulatory authorities our business plans and operations may be negatively, and materially, impacted.
●	The outbreak of the COVID-19 pandemic has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect or otherwise negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if we successfully obtain approval for our teplizumab BLA resubmission for an At-Risk Indication in the United States, or obtain approval for teplizumab from other competent authorities, including the European Commission in the European Union and the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our pipeline of products, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities for our product candidates, which could negatively and materially impact our business.

●	The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission.
●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding to support our business plans and operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	We have received breakthrough therapy designation and priority review from the FDA, a PRIority MEdicines (“PRIME”) designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the MHRA for teplizumab and we may pursue such expedited pathways for other product candidates, however, expedited development or regulatory review paths may not actually lead to a faster development or regulatory review or approval process.
●	We may not be able to obtain orphan drug marketing exclusivity for our product candidates.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, or the FDA may require other post-marketing commitments, which may require substantial financial resources and could delay regulatory approval or commercialization of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us, and any loss of our rights to them could prevent us from developing, commercializing or selling our products if approved.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability, securities law related, patent or other lawsuits are brought against us, we may incur substantial costs and liabilities and may be required to limit commercialization of our product candidates. See Part I, Item 3 Legal Proceedings for additional information.

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

PART I

ITEM 1. Business

Our Company

We are a clinical-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all our efforts to business planning, research and development, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any commercial revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations.

We have not received regulatory approval for any of our product candidates and have not generated any revenue from commercial product sales to date, and, through December 31, 2021, we had an accumulated deficit of $292.1 million. Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $364.2 million, net of underwriting discounts, commissions and other offering expenses. This includes completed underwritten public offerings in June 2020, which raised net proceeds of $103.3 million and in January 2021, which when combined with the partial exercise by the underwriters to purchase additional shares in February 2021, raised net proceeds of $102.3 million.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch teplizumab, if we receive regulatory approval in the United States. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities and certain pre-commercial efforts.

Strategy

Our mission is to intercept and/or prevent autoimmune disease and, when possible, durably reset the immune system ahead of disease progression, irreversible tissue damage, and organ failure. Our strategic priorities include:

●	To preferentially source, develop, and advance clinical-stage, or late preclinical-stage, therapeutic candidates targeting upstream mechanistic nodes in order to intercept and/or prevent immune-mediated diseases
●	To leverage our immunology research and development capabilities to access different mechanistic approaches through in-licensed assets and/or partnerships
●	To “predict” and “preempt” pathogenesis by identifying at-risk individuals and early-onset disease patients for whom early intervention may help prevent, ameliorate or delay the progression of chronic life-threatening and debilitating disease

We believe our interception and prevention conceptual platform, experience and expertise in translational medicine and immunology, and our ability to design and execute rapid go/no-go clinical trials makes us unique in the field of autoimmune-mediated disease.

We continue building on our access to relevant in-licensing opportunities from industry-leading pharmaceutical companies; innovative, development-stage biotechnology companies; and world-renowned academic centers. To date, we have obtained exclusive worldwide rights to two product candidates from MacroGenics, Inc. (“MacroGenics”), the asset acquisition of teplizumab (PRV-031), a Phase 3 clinical-stage candidate for T1D, and the in-license of PRV-3279, a Phase 2 candidate for the potential treatment of systemic lupus erythematosus (“SLE”). We also in-licensed an enterovirus vaccine platform, targeting the prevention of coxsackievirus B (“CVB”) infections and the potential onset of T1D and celiac disease that includes PRV-101 from Vactech Ltd. (“Vactech”), a Finnish biotechnology company. Additionally, we in-licensed PRV-015 (ordesekimab), a Phase 2 clinical-stage candidate targeting celiac disease, from Amgen, Inc. (“Amgen”).

Our Focus and Pipeline

Our goal is to pioneer substantial improvements in standards of care for autoimmune disease. Autoimmune disorders are a leading cause of death and disability around the world. Over 24 million patients in the United States live with autoimmune disease, with prevalence increasing significantly. There are over 100 types of autoimmune disorders which reduce patient quality-of-life, can result in complications such as cardiovascular risk and organ failures, and increase the risk of overall mortality.

Our portfolio aims to address autoimmune disease through modulating key upstream and nodal mechanisms of immune dysregulation. Our lead asset is focused initially on patients at-risk for clinical T1D, for which we have resubmitted a BLA in February 2022 and continue to prepare for a potential approval and commercialization, and newly diagnosed patients, for which we have an ongoing phase three clinical trial, the PROTECT study. Further, we intend to pursue the development of prosecute our other pipeline product candidates in SLE, celiac disease, and other debilitating and life-threatening autoimmune diseases.

While the etiology of autoimmune diseases is often complex, poorly characterized or unknown, infections are believed to play a key role in triggering disease. Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. But when patients have the requisite genetic predisposition for autoimmunity, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. Our pipeline of investigational candidates under development, target upstream autoimmune pathways and viral triggers with the goal of intercepting and preventing life-threatening and debilitating immune-mediated diseases:

●	PRV-031 (teplizumab): a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay of clinical T1D in at-risk individuals and for patients with newly-diagnosed T1D. Teplizumab has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019, PRIME eligibility from the EMA in October 2019 and granted an Innovation Passport in the United Kingdom in July 2021 for the delay of clinical type 1 diabetes in at-risk individuals;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015 (ordesekimab): a human anti-interleukin 15 (“IL-15”) mAb for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at-risk, to prevent the CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

Recent Company Developments

PRV-031 (teplizumab, anti-CD3 mAb)

Type-B Pre-BLA Resubmission Meeting

On January 27, 2022, we announced our intent to resubmit the teplizumab BLA for the delay of clinical T1D in at-risk individuals following a Type B pre-BLA resubmission meeting with the FDA. The purpose of the Type B pre-BLA resubmission meeting was to discuss the FDA’s feedback and obtain agreement on our proposed clinical pharmacology data package, including data and analysis from the pharmacokinetic/pharmacodynamic (“PK/PD”) substudy completed by us to address the FDA’s PK comparability considerations contained in the CRL issued in July 2021. In preliminary meeting comments, the FDA noted that the data package presented does not adequately support PK comparability because predicted primary PK parameters are indicative of a lower exposure. To address this concern, the FDA proposed, and we agreed, to use PK modeling to adjust the 14-day dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials by ensuring that the 90% confidence intervals for relevant PK parameters fall within the target 80-125% range. On this basis, the FDA agreed that we could proceed to resubmit the BLA.

Based on our and the FDA’s agreed upon PK modeling, and our experience with various doses and regimens tested in prior clinical trials, we announced that we planned to propose in the BLA resubmission a modified 14-day course of therapy to address the FDA’s comparability considerations and also include responses to address the CRL’s Chemical, Manufacturing, and Controls (“CMC”) and product quality considerations, as agreed with the FDA at a Type A meeting held in August of 2021.

Teplizumab BLA Resubmission

On February 22, 2022, we announced that we resubmitted the BLA for teplizumab for the delay of clinical T1D in at-risk individuals. The purpose of the resubmission is to address the FDA’s PK comparability considerations contained in the CRL issued in July 2021, as well as the CRL’s CMC and product quality considerations. The CRL did not cite any clinical deficiencies related to the efficacy and safety data packages submitted to the original BLA. The resubmission comes after last month’s Type B meeting at which the FDA proposed, and we agreed, to use PK modeling to adjust the 14-day dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials by ensuring that the 90% confidence intervals for relevant PK parameters fall within the target 80-125% range. Under applicable FDA guidelines, the FDA has 30 days to review the resubmission, determine whether it is complete and acceptable for review, and provide a review goal date.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

PREVAIL Phase 2a Study

On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study (PRV-3279 EVAluation In Lupus - Phase 2). PRV-3279 is an investigational humanized bispecific DART molecule targeting the B-cell surface proteins CD32B and CD79B, which has the potential to intercept the pathophysiology of SLE and other B cell-mediated autoimmune diseases, as well as to prevent the immunogenicity of biotherapeutic products such as gene therapy.

The PREVAIL-2 study is a Phase 2a proof-of-concept (“POC”) study in moderate-to-severe SLE patients induced into response with a short course of corticosteroids, and then monitored for relapse, after randomization to either PRV-3279 or placebo treatment. This design enables the withdrawal of most concomitant medications and clear POC evaluation. The study will be conducted in the United States and Hong Kong. Screening has commenced in the United States with the goal of identifying and enrolling approximately 100 patients to 6 monthly infusions of PRV-3279 or placebo, with primary efficacy readout at 24 weeks. PRV-3279 was well-tolerated in a prior single ascending dose Phase 1 study and a multiple ascending dose Phase 1b study, PREVAIL-1, establishing proof of mechanism with long-lasting inhibition of B cell function as shown by reduction in Immunoglobulin M (“IgM”) production 8 weeks post last dose of PRV-3279. These results, together with observations that CD32B genetic variants are associated with SLE, and that PRV-3279 inhibits B cells isolated from SLE patients, support evaluation in SLE.

Impact of COVID-19 on our Business

We are closely monitoring continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of the pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, manufacturing and supply chain, regulatory review and related timelines for our BLA resubmission including any potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we recently initiated the study in January 2022.

Our Product Candidates

PRV-031 (teplizumab; anti-CD3 antibody) for T1D

Our lead product candidate, teplizumab, is a humanized mAb that binds with high specificity to a cell surface protein called CD3. The CD3 protein is a co-receptor that helps activate T cells and direct different kinds of immune responses. Preclinical data suggests that binding of teplizumab to CD3 triggers events that differentially inhibit the activation of self-reactive T cells without affecting regulatory T-cells (“Tregs”). This restores the important state of immune tolerance and may prevent self-reactive T cells from attacking beta cells in the pancreas. When administered to T1D Stage 2 subjects, teplizumab delayed progression and onset of clinical T1D, and when administered to Stage 3 subjects, teplizumab slowed down the loss of beta cell function in all studies conducted to date. Therefore, we believe teplizumab has the potential to intercept the T1D disease process along the entire continuum, potentially slowing or preventing the destruction of insulin-producing pancreatic beta cells.

Regulatory History and Key Developments

At-Risk Indication

Rolling BLA Submission and Publications

In June 2019, data from the At-Risk trial, sponsored by the National Institutes of Health and conducted by TrialNet, was presented at the 79th Annual American Diabetes Association meeting and published in the New England Journal of Medicine. Results of this study demonstrated that a single 14-day course of teplizumab significantly delayed the onset of clinical-stage T1D, as compared to placebo, by a median of at least 2 years in at-risk children and adults. In August 2019, the FDA granted breakthrough therapy designation (“BTD”) to teplizumab for the delay or prevention of clinical T1D in individuals at-risk of developing the disease. BTD is an FDA program designed to expedite the development and review of therapeutic candidates intended to treat serious or life-threatening diseases.

In April 2020, we announced the initiation of the rolling submission of our BLA to the FDA for teplizumab, an anti-CD3 monoclonal antibody for the delay or prevention of clinical T1D in at-risk individuals, as indicated by the presence of two or more T1D-related autoantibodies.

In September 2020, we announced submission of the clinical module and then completion of the rolling submission of the BLA in November 2020. In January 2021, we announced that the FDA had accepted the BLA for filing and granted Provention’s request for Priority Review and assigned a user fee goal date of July 2, 2021, under the Prescription Drug User-Fee Act (“PDUFA”).

On March 3, 2021, we announced the peer reviewed publication of the extended follow-up results from the “At-Risk” TN-10 study showing that a single teplizumab 14-day course delayed the onset of insulin dependence in T1D patients by approximately 32.5 months, compared to placebo. Prior to this publication, in June 2020, we announced that new data from the “At-Risk” TN-10 study, presented by TrialNet at the 2020 American Diabetes Association Scientific Sessions on June 15, 2020, which demonstrated that a single 14-day course of our lead drug candidate, teplizumab, delayed the median onset of clinical T1D, as compared to placebo, by approximately three years in at-risk individuals. These data from the “At-Risk” TN-10 study added approximately one year to the two-year median delay that was previously observed and included as part of the BLA submission.

During the FDA’s review of the BLA, the FDA suggested, and we agreed, to revise our proposed indication to remove the term “prevention,” as the term “delay” more accurately reflects the results of the TN-10 trial.

Advisory Committee Meeting

On May 27, 2021, the FDA held an advisory committee meeting where the Endocrinologic and Metabolic Drugs Advisory Committee (“EMDAC”) voted ten “yes” and seven “no” on the question, “Does the information provided in the background documents and presentations by the Applicant and FDA show that the benefits of teplizumab outweigh the risks in support of approval to delay clinical type 1 diabetes mellitus?”.

CRL to BLA

On July 2, 2021, the FDA issued a CRL for our BLA for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, the FDA stated that a single, low-dose PK/PD bridging study in healthy volunteers to compare planned commercial product with the drug product evaluated in clinical trials had failed to show PK comparability. The FDA further noted that PK comparability remains the primary endpoint for demonstration of comparability between the two products and that we will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary.

In the CRL, the FDA cited several additional considerations related to product quality, which we believe we have either addressed in amendments already submitted to the BLA or can be addressed in the near-term. The CRL acknowledged that the FDA had not reviewed several amendments already submitted by us in response to certain CMC information requests.

The FDA also stated in the CRL that certain deficiencies conveyed during a recent general inspection, not specific to teplizumab, at a fill/finish manufacturing facility used by us will need to be resolved before approval. These deficiencies have since been resolved and the FDA issued an inspection close out letter to the facility in August 2021.

The CRL did not cite any clinical deficiencies related to the efficacy and safety data packages submitted to the BLA and confirmed the acceptability of the proposed proprietary name for teplizumab. The FDA requested that we provide a safety update as part of our BLA resubmission. The CRL contained other comments and recommendations that do not impact approvability, as well as general guidance regarding the resubmission process.

Rare Pediatric Disease Designation Application Decision

In October 2021, the FDA sent a second deficiency letter for our application for Rare Pediatric Disease designation for teplizumab. In its letter, the FDA’s Office of Orphan Drug Development (“OOPD”), noted that they believe the At-Risk Stage 2 population is greater than 200,000 subjects in the United States and we have one year from the date of the deficiency letter (or any approved extension thereof) to provide arguments otherwise, or our request for Rare Pediatric Disease designation will be considered voluntarily withdrawn. We currently do not have plans to take any additional steps to address OOPD’s positions. We previously applied for orphan drug designation of teplizumab for the use in at-risk individuals which was denied by the OOPD in February 2021.

PK/PD Substudy & Type A Meeting with the FDA

On September 13, 2021, we announced that we completed the collection of data from a PK/PD substudy in the ongoing PROTECT Phase 3 trial in newly diagnosed T1D patients, to determine comparability between our planned commercial drug product and clinical trial drug product for teplizumab. On November 18, 2021, we had a Type A meeting with the FDA to discuss the popPK model to be used for the purpose of planned commercial and clinical drug product comparison. In preliminary meeting comments, the FDA approved us populating the popPK model with data collected from patients receiving therapeutic doses of teplizumab in the PK/PD substudy of the ongoing PROTECT Phase 3 trial in newly diagnosed T1D patients (Commercial Product N~30 patients, Clinical Drug Product N~130 patients). Our preliminary analysis from the popPK model produced the following top-line results:

Geometric mean of the ratio of commercial to clinical drug product [90% Confidence Interval (“CI”)]

●	83.2% AUC Infinity [CI: 76.9 – 89.9]
●	85.3% AUC Day 13 [CI: 78.0 – 93.3]
●	86.5% CMAX [CI: 83.9 – 89.3]

These results were not final and are subject to ongoing review of both the data and the popPK model by the FDA and us. As anticipated, given teplizumab’s target mediated mechanism of clearance, the difference in exposure (AUC Day 13 and 0-infinity) between commercial product and clinical drug product observed in the prior single, fractional low dose PK/PD study in healthy volunteers is greatly reduced when the products are administered and compared in accordance with the higher therapeutic dosing regimen used in T1D patients. Along with previously reported physicochemical and PD data, as well as the immunogenicity and safety profiles, we reported our opinion in November 2021 that these preliminary results support comparability of the commercial product and clinical drug product, however, the FDA is the final decision maker on comparability, and we continue to support the FDA in its independent review and analysis of the data. Additionally, in November 2021, we disclosed preliminary PD marker information upon therapeutic dosing of teplizumab from the substudy data that we believe are supportive, although not determinative, of comparability between the two drug products. These PD markers included lymphocyte counts, CD3 receptor occupancy and T-cell activation.

FDA Feedback on BLA Resubmission Path

In January 2022, we announced our plans, based on feedback from the FDA at a pre-BLA Type B resubmission meeting, to resubmit the teplizumab BLA for the delay of clinical type 1 diabetes in at-risk individuals in the first quarter of 2022. See Recent Company Developments.

Teplizumab BLA Resubmission

On February 22, 2022, we announced that we have resubmitted the BLA for teplizumab for the delay of clinical T1D in at-risk individuals. Under applicable FDA guidelines, the FDA has 30 days to review the BLA resubmission, determine whether it is complete and acceptable for review, and provide the due date for action. The FDA’s guidance is to complete its review within 6 months of the BLA resubmission date. See Recent Company Developments.

European and UK Regulatory Interactions to Date

In October 2019, the EMA granted PRIME eligibility to teplizumab for the prevention or delay of clinical T1D in individuals at-risk of developing the disease. The PRIME initiative is designed to expedite the development and review of promising therapies that target an unmet need and show potential clinical benefit so the medicine can reach patients earlier. The designation offers the opportunity for enhanced interaction and dialogue with the EMA to optimize development, as well as the potential for accelerated assessment at the time of application for a marketing authorization.

In April 2021, we received initial non-binding scientific advice in a letter from the MHRA on a potential regulatory and market access path forward for teplizumab in the United Kingdom. The MHRA indicated its view that (i) there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients, (ii) a Marketing Authorization Application (“MAA”) may benefit from additional supplementary information on patient preference, and (iii) reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP points to consider on application with (a) meta-analyses and (b) one pivotal study (CPMP/EWP/2330/99).

An Innovation Passport in the United Kingdom was granted on July 12, 2021 in recognition of the significant patient or public need of teplizumab. Grant of the Innovation Passport paves the way for enhanced engagement with the MHRA and health technology agencies such as the National Institute for Health and Care Excellence (“NICE”) in the Innovative Licensing and Access Pathway (“ILAP”). ILAP is a new pathway created in the United Kingdom to accelerate the time to market, thus facilitating patient access to innovative medicines. We are targeting a potential filing of a MAA in the first half of 2023, assuming favorable regulatory interactions. We plan to continue to evaluate the regulatory path forward in the United Kingdom and in the European Union based on our further engagement with the MHRA, EMA and other European stakeholders in 2022.

Newly Diagnosed Indication

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with newly diagnosed T1D. The first patient was dosed in the second quarter of 2019. In March 2020, in connection with the COVID-19 pandemic, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into the PROTECT study. In June 2020, we resumed enrollment of the PROTECT study on a country by country, site by site basis. We reached the target enrollment of 300 patients during the third quarter of 2021. Given the challenges the COVID-19 pandemic has presented to clinical trials across the industry, we ultimately exceeded the enrollment target by approximately ten percent to ensure there were a sufficient number of evaluable patients. We expect to report top line data from the PROTECT Phase 3 study in the second half of 2023 and determine whether the results support filing a BLA in a newly diagnosed indication for the treatment to preserve beta cell function in individuals with newly diagnosed T1D.

Market Opportunity for teplizumab

Estimated Prevalence of T1D

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

Moreover, the incidence of T1D is increasing worldwide. In the period between 2005 and 2020, epidemiologists predict a 70% increase in the incidence of T1D in children in Europe, with the age of onset decreasing and the number of cases in children younger than five years old doubling.

Estimated Patient Prevalence of At-Risk Indications (all ages)

Based on our analysis of literature, we believe the following represent the approximate estimated prevalence of At-Risk individuals. Familial direct relatives have 10x greater incidence of T1D autoimmunity than the general population:

Market	Stage 1 / Stage 2 >2 Autoantibodies	Stage 2 >2 Autoantibodies and Dysglycemia	Stage 2 Familial Direct Relatives of T1D Patients who exhibit >2 Autoantibodies and Dysglycemia
United States	300,000	200,000	30, 000
European Union	180,000-300,000	120,000-200,000	18,000-30,000

If the FDA approves our BLA resubmission for teplizumab for use in “At-Risk” individuals, our potential commercial launch of teplizumab would initially focus on familial direct relatives of T1D patients with two or more autoantibodies and dysglycemia, and then expand to other populations identified as At-Risk through potentially increased universal screening in the United States.

Since we began building our commercial infrastructure in 2020, we have enhanced our commercial capabilities and launch readiness in anticipation of a potential approval of teplizumab in the United States. To date, we have conducted primary market research and co-creation sessions with more than 1,300 participants, including pediatric endocrinologists, adult endocrinologists, certified diabetes educators, T1D patients, caregivers, at-risk individuals, T1D relatives, payers, advocacy groups, among others. These insights have been critical in the development of our go-to-market strategy.

Our commercial priorities going forward are as follows:

Near-Term Focus

●	Launch planning in the United States for the At-Risk Indication
●	T1D disease and risk factor education
●	Health care professional (“HCP”) and key opinion leader (“KOL”) engagement
●	Patient advocacy group engagement
●	Increasing awareness of screening of familial direct relatives of known T1D patients

Mid-Term Focus

●	Inform and support execution of our regulatory strategy and engagement with the MHRA in the United Kingdom and EMA in the European Union on potential approval pathways for teplizumab
●	Commercial planning / partnership in European Union
●	Planning for potential Newly Diagnosed indication

Long-Term Focus

●	Market expansion with broader population screening
●	Potential research efforts to support the addition of age groups and multiple courses of treatment for both At-Risk and Newly Diagnosed potential indications.

Estimated Patient Incidence of Newly Diagnosed Indications (all ages)

It is estimated that approximately 64,000 new cases of clinical T1D in the United States are diagnosed each year, approximately 26% of which are in patients aged eight through 17 years (i.e., the target population of our PROTECT study in Stage 3/newly diagnosed T1D; the Protégé study included subjects aged eight through 35 years).

Overall, more than 90,000 children are diagnosed each year in the United States and the largest five European countries combined.

Market Exclusivity

We intend to seek data exclusivity or market exclusivity for teplizumab provided under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and similar laws in other countries. In the United States, we believe that teplizumab will qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act (“ACA”). Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product.

T1D Lifecycle Management and other potential indications

We are currently exploring and supporting research and lifecycle management programs for T1D beyond our current pipeline. Within T1D, we are exploring programs which include repeat dosing and age expansion for both at-risk individuals and newly diagnosed patients, as well as subcutaneous formulations and combination therapies potentially with antigens, regulatory T cells, metabolic drugs, immune modulators and islet or beta cell transplants. We are evaluating other potential indications for teplizumab including, gastrointestinal (“GI”) immunology disorders such as Crohn’s disease, celiac disease and autoimmune hepatitis or rheumatology disorders such as rheumatoid arthritis. These initiatives may result in or include new clinical studies sponsored by us or investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us.

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

While pancreatic and islet cell transplantation offer the ability to normalize glucose levels and remove the dependence on insulin products, there are significant risks, resulting in a modest number of such transplants being conducted every year. There is risk associated with mandatory immunosuppression, which commonly results in the development of infections that may be life-threatening. Furthermore, pancreas transplantation may be associated with technical complications (vascular thrombosis, pancreatitis, infection, fistulas) as well as acute and chronic organ rejection. Islet cell transplantation can provide better glycemic control and protect patients from hypoglycemic episodes, but only approximately 50% of patients are insulin-free after three years of follow-up. In a small, published study, Bellin 2012, the addition of teplizumab to the conditioning regimen has improved those figures to approximately 70% insulin-free at 5 years, providing a rationale for the continued study of teplizumab in this context.

New approaches are still required and could significantly enhance patient care. In particular, there is a strong need for new preventive or curative treatments. Among the different possible strategies, primary prevention through vaccination, which we are investigating with PRV-101, and secondary prevention (interception) with a disease-modifying non-chronic immune modulator, which we are investigating with teplizumab.

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

Current Clinical Development Program

Newly-Diagnosed Patients (Stage 3)

Phase 3 Clinical Trial of teplizumab in Pediatric Patients Newly-Diagnosed T1D (PROTECT Study)

The PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) is a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in pediatric and adolescent patients (aged eight to 17 years) that are newly-diagnosed with clinical T1D. Patients with minimum beta-cell cell function (C-peptide >0.2 pmol/mL) and within six weeks of T1D diagnosis will receive two courses of teplizumab, six months apart. Each course will consist of 12 days of teplizumab administered intravenously, with a cumulative dose of ~9.0 mg/m2. The primary endpoint is the change in C-peptide at 18 months. Secondary endpoints including insulin use, HbA1C levels, hypoglycemic events and safety will also be evaluated. The study is expected to enroll approximately 300 patients with 2:1 randomization (200 active: 100 placebo) and enrollment commenced in the second quarter of 2019. We reached the target enrollment of 300 patients during the third quarter of 2021. Given the challenges the COVID-19 pandemic has presented to clinical trials across the industry, we ultimately exceeded the enrollment target by approximately ten percent to ensure there were a sufficient number of evaluable patients. We expect to report top line data from the PROTECT Phase 3 study in the second half of 2023.

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

Among the T1D studies of teplizumab:

●	In Stage 2, the At-Risk study enrolled Stage 2 individuals who were characterized as having at least two T1D autoantibodies and evidence of hyperglycemia.
●	In Stage 3, five studies (Study 1, Study 2, Study 3, Study 4 “AbATE”, and Study 5 “Delay”) were completed under the direction of Dr. Kevan Herold (currently at Yale University) and collaborators. Studies 2, 3 and 4 were sponsored by the Immune Tolerance Network. Four additional studies were conducted by MacroGenics: three with intravenous administration (“Protégé”, “Protégé Extension”, and “Protégé Encore”) and one with subcutaneous administration (SUBCUE) of teplizumab. Among these studies, “Protégé” and “Protégé Encore” were Phase 3 studies. Protégé was the largest completed study for treatment of T1D, which enrolled 516 patients (aged eight to 35 years and T1D diagnosis within 12 weeks of study entry) and randomized into three teplizumab dosing regimens compared to placebo. Teplizumab showed promising immunological and clinical activities in these studies and was well tolerated. In particular, teplizumab treatment showed promising data on the preservation of C-peptide levels and the reduction of exogenous insulin use.

Stage 2 Programs

Phase 2 Clinical Trial of teplizumab in At-Risk Relatives who develop T1D (At-Risk TN-10 Study)

The “At-Risk” TN-10 Study, a pivotal Phase 2 clinical trial, conducted at TrialNet sites and sponsored by National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”), part of the National Institute of Health (“NIH”), evaluated teplizumab for the delay of clinical T1D in at-risk individuals. At-risk was defined by the presence of two or more T1D-related autoantibodies and dysglycemia (abnormal glucose metabolism). 76 subjects were enrolled, ages eight to 49 years, with 72 percent under the age of 18, and randomized to receive a single 14-day course of either teplizumab (cumulative dose of ~9.0 mg/m2) or placebo. Subjects were followed in a blinded fashion until a minimum 40 subjects developed clinical T1D which triggered the analysis of the primary endpoint. Thereafter, subjects were followed indefinitely in other TrialNet studies. Those who developed clinical T1D after the primary analysis was completed are eligible to enroll in a Provention trial, PRV-031-002, which we initiated in March 2020, described below.

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

Time to T1D

Kaplan-Meier Curve of Time to T1D
With Number of Subjects at Risk
Placebo
Teplizumab
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
Proportion T1D Free
0
6
12
18
24
30
36
42
48
54
60
On-Study
Months

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

With regard to adverse events, similar to previous studies with teplizumab in newly-diagnosed T1D patients, the most common adverse events were transient lymphopenia and transient rash. Regarding lymphopenia, lymphocyte count declined to a nadir on day five by 72.3% (IQR 82.1, 68.4%) (p<0.0001) and then returned to baseline levels. This transient lymphopenia is believed to be the mechanistic consequence of margination (adhesion to the blood vessel wall) rather than depletion. Fifteen (34.1%) of the grade 3 events in the teplizumab group involved lymphopenia during the first 30 days after study drug administration. The lymphocyte counts recovered quickly: Lymphopenia resolved in all participants by day 45 except in one, whose counts returned on day 105. A spontaneously resolving rash, as previously noted, occurred in 36% of drug treated participants. The rates of clinical infection were similar in the two treatment arms.

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

At-Risk TN-10 Study - Extended Data Readout in June 2020

After the primary readout in the TN-10 study, patients were followed indefinitely in other TrialNet observational studies. On June 15, 2020, we announced that new data from the TN-10 study was presented on that date by TrialNet at the 2020 American Diabetes Association Annual meeting. These follow-up data demonstrated that the single 14-day course of teplizumab had delayed the onset of clinical T1D, as compared to placebo, by a median of approximately three years in at-risk individuals. In other words, the follow-up data from the TN-10 added approximately one year to the two-year median delay that was previously observed and reported in the primary analysis. The median time to clinical diagnosis of T1D after one course of teplizumab was approximately five years (59.6 months) compared to approximately two years (27.1 months) for the placebo group (unchanged from previously published data). Nearly half of those treated with teplizumab are estimated to be free of clinical T1D at five years. The hazard ratio was 0.457 or a 54 percent reduction in risk of developing clinical T1D (p=0.01).

On March 3, 2021, we announced the peer reviewed publication of the extended follow-up results from the TN-10 study showing that a single teplizumab 14-day course delayed the onset of insulin dependence in T1D patients by approximately 32.5 months compared to placebo.

Kaplan-Meier curve of time to T1D

with number of subjects at risk

Proportion T1D free
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
Rx group
T1D free
Teplizumab (N=44)
22/44 (50%)
Placebo (N=32)
7/32 (22%)
44 44 41 39 32 29 23 19 12 11 10 8 Teplizumab
32 24 19 18 17 14 11 11 9 7 3 2 Placebo
0 12 24 36 48 60 72
On-study (months)

Patient numbers on x-axis represent number of patients who have reached that time point.

Note: Chart above is as of May 2020; adapted from presentation 277-OR at ADA 2020 (Sims et al, June 15, 2020).

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

Stage 3 Programs

Protégé Study

Protégé was a randomized, controlled Phase 3 clinical trial conducted in 83 centers in North America (United States, Canada, Mexico), India, Israel, and Europe (Czech Republic, Estonia, Germany, Latvia, Poland, Romania, Spain, Sweden, Ukraine) completed between 2007 and 2011. Patients aged eight to 35 years with recently diagnosed T1D (≤12 weeks) were followed for 12 months (Protégé) and continued to 24 months (Protégé Extension). Three dose regimens of teplizumab were administered to 417 patients as intravenous infusions for six to 14 days; 99 patients received placebo. At 12 months, the primary efficacy endpoint, the proportion of patients with insulin use <0.5 U/kg per day and HbA1c <6.5%, ranged from 13.7% to 20.8% patients in the teplizumab groups, depending on dosing regimen, and 20.4% in the placebo group. The difference between teplizumab-treated patients and placebo-treated patients was not significant. The change in HbA1c from baseline also did not show a significant difference between teplizumab and placebo. However, subgroup analyses indicated the following findings:

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

A summary of the C-peptide data in the completed Phase 2 clinical trials and Phase 3 Protégé study are shown in the table below. All these studies have shown consistent and significant C-peptide benefit. Furthermore, subgroup analysis of the Protégé data indicated that younger patients (aged eight to 17 years) with minimum baseline beta cell function (C-peptide >0.2 pmol/mL) along with even more robust data in T1D patients with diagnosis under six weeks (Study 1), informed the inclusion criteria applied in our Phase 3 study, PROTECT.

*	Full 9.0 mg/m2/course 14-Day regimen was explored in 205 treated patients and 98 placebos;
**	Delay study based on 12-month time-point. All other studies based on 24-month time-points

SUBCUE Study

SUBCUE was a randomized, controlled Phase 1 clinical trial to evaluate the safety and tolerability, PK, and PD of subcutaneously injected teplizumab conducted between 2010 and 2011. Patients aged 18 to 35 years who were diagnosed with T1D within 12 months were to be given three dosing regimens of teplizumab or placebo. Patients were to be followed for 91 days. However, the study was stopped after one subject was enrolled, upon the Protégé study results.

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

The most common AEs were related to decreases in white blood cells (lymphopenia, leukopenia and neutropenia) as well as rash. Lymphopenia was expected based on the mechanism of action of teplizumab and was observed in approximately 80% of Stage 3 and 73% of Stage 2 T1D subjects who received teplizumab compared with approximately 18% of Stage 3 and 6% of Stage 2 subjects who received placebo. Lymphopenia was commonly mild to moderate and resolved within 14 days. In Stage 3 T1D subjects, approximately 36% and 12% of teplizumab - and placebo-treated subjects, respectively, reported rash. In Stage 2 TID subjects, approximately 14% and 0% of teplizumab - and placebo-treated subjects, respectively, reported rash. In teplizumab-treated patients, the rash was predominantly mild to moderate and usually resolved within one to two weeks. Laboratory abnormalities were also reported as AEs. The main differences in incidence in teplizumab and placebo subjects were related to liver function tests. For example, increased alanine aminotransferase occurred in 27.8% and 12.7% of Stage 3 teplizumab and placebo subjects and 4.5% and 3.1% of Stage 2 teplizumab and placebo subjects. These transaminase elevations were likely due to cytokine effects on the liver, usually resolved within 14 days of dose completion, and did not cause significant or lasting clinical concern. Cytokine release syndrome, which may include symptoms of rash, headache, nausea, vomiting, and chills/fever, occurred in 6% and 1.4% of teplizumab- and placebo-treated Stage 3 subjects and 2.3% and 0% of teplizumab- and placebo-treated Stage 2 subjects. Cytokine release syndrome was predominantly mild to moderate in severity, and in the majority of subjects (~80%), the treatment course was completed.

In both Stage 3 and Stage 2 subjects, a total of 118 subjects (98 teplizumab (12.4%), 20 control (8.2%)) experienced one or more SAEs for a total of 167 SAEs. The majority, 76.7%, (128 out of 167) of SAEs were not considered treatment-related, while 23.4% (39 out of 167) were deemed related.

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

Phase 2 Clinical Trial of teplizumab in combination with AG019 in newly diagnosed T1D patients

We believe that combination therapy may enhance the potential therapeutic benefit of teplizumab by increasing efficacy, enhancing the durability of response, or restoring insulin production by beta cells. Combination therapies may include islet or beta-cell transplant, regulatory T cells, beta cell antigens, tolerogenic cytokines and other immune modulators, which could enhance the removal of self-reactive lymphocytes or increase the function of Tregs, or metabolic agents that could further improve or preserve beta cell function or mass.

We are collaborating with Precigen and its subsidiary, Precigen ActoBio, to explore the combination of teplizumab and the orally administered AG019, a Lactococcus lactis (“L. lactis”) strain genetically engineered to secrete human proinsulin and human interleukin-10, an anti-inflammatory cytokine. Precigen reported positive interim results from the Phase 1b/2a clinical trial, in June 2021 and October 2021, for the combination of AG019 and teplizumab, with a 79% response (C-peptide preservation) in newly diagnosed T1D. In addition to this collaboration, we plan to explore other combination therapies in the future.

AG019 is an oral-capsule consisting of engineered L. lactis specifically modified to deliver autoantigen human proinsulin and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of the gastro-intestinal tissues. The primary objective of the study was to assess the safety and tolerability of different doses of AG019 alone as well as AG019 in association with teplizumab. The secondary objectives of this study are: to obtain PD data of AG019 as monotherapy as well as AG019 in combination with teplizumab; and PK data to determine the potential presence of AG019 in systemic circulation (safety - systemic exposure) and the presence of L. lactis bacteria in fecal excretion (local exposure). The study has been completed and was conducted in two phases:

●	Phase 1b (27 participants enrolled): open-label part of the study which investigated the safety and tolerability of two different doses of AG019 in two age groups (18 to 40 years of age and 12 to 17 years of age).

●	Phase 2a (18 participants enrolled): randomized, double-blind part of the study which investigated the safety and tolerability of AG019, in association with teplizumab, in two age groups (18 to 40 years of age and 12 to 17 years of age). Patients receive a daily dose of oral AG019 monotherapy for 8 weeks in combination with daily intravenous infusions of teplizumab for 12 days.

The study commenced in October 2018 and enrollment is completed. Precigen presented updates in June and October 2021, on their interim data from the Phase 1b (monotherapy) and Phase 2a (combination) arms of the study:

●	AG019 was well tolerated as a monotherapy and in combination with teplizumab with no serious SAEs reported.
●	In the AG019 monotherapy arm, 56% of adult patients (5 of 9) showed stabilization or increase of C-peptide levels during the first 6 months post treatment initiation.
●	In the teplizumab combination arm, 79% of all patients (11 of 14) showed stabilization of C-peptide levels at 6 months post treatment initiation.
●	Exhaustion of autoreactive T cells, only seen in the teplizumab combination arm, correlated with response.
●	There was an increase in pre-proinsulin (“PPI”) - specific Type 1 regulatory (“Tr1”) cells in both monotherapy and combination arms.
●	There was a significant decrease in PPI-specific CD8+ T cells in both monotherapy and combination arms.

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

We believe PRV-3279 may intercept the pathophysiology of SLE by preventing the production of auto-antibodies by abnormally active B cells. Additionally, based on our published clinical (hepatitis A vaccination) and pre-clinical (Pompe disease gene therapy model) studies, we believe PRV-3279 may prevent the detrimental immunogenicity of biotherapeutic products, such as gene therapy products, though, we will need to conduct additional clinical studies to confirm and support our belief.

Current Clinical Development Program in SLE

Preclinical Studies for the SLE

In support of the clinical evaluation of PRV-3279 in lupus, we and our partner, MacroGenics, studied the effect of PRV-3279 on B cells from lupus patients ex vivo. PRV-3279 reduced the activation of these B cells similarly to its effects on healthy volunteer B cells, regardless of the activity level of the lupus patients. These data were presented at the American College of Rheumatology (“ACR”) conference in November 2020.

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

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL study. PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters. Data from PREVAIL-1 was presented at the ACR conference in November 2020.

On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study. The PREVAIL-2 study is a Phase 2a POC study in moderate-to-severe SLE patients induced into response with a short course of corticosteroids, and then monitored for relapse, after randomization to either PRV-3279 or placebo treatment. This design enables the withdrawal of most concomitant medications and clear POC evaluation. The study will be conducted in the United States and Hong Kong. Screening has commenced in the United States with the goal of identifying and enrolling approximately 100 patients to 6 monthly infusions of PRV-3279 or placebo, with primary efficacy readout at 24 weeks. Stratification and pre-defined subset analysis in PREVAIL-2 of a potentially highly responsive SLE population using a B cell gene signature may identify patients most likely to benefit from PRV-3279 therapy in the future

Clinical endpoints for the PREVAIL-2 Study will include the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K), the British Isles Lupus Assessment Group score, urine protein to creatinine ratio, and daily glucocorticoid use. Additional biomarkers will include urinary/renal markers (e.g., serum creatinine, estimated glomerular filtration rate) and blood/circulating markers (e.g., auto-antibodies, complement (C3 and C4), B cell function/phenotype, including CD32B expression/response relationship).

Current Preclinical Development Program in Gene Therapy

Preclinical Studies for the Prevention of the Immunogenicity of Biotherapeutics Including Gene Therapy

We believe that PRV-3279 has the potential to prevent or reduce the immunogenicity of biotherapeutics, including but not limited to gene therapy vectors and transgenes (new proteins expressed as a result of the gene therapy).

As the field of gene therapy advances, patients’ immune responses to the viral vectors and the transgene products remain a key challenge negatively impacting the safety, efficacy and ability to deliver additional courses systemically. One of the current mitigation strategies to overcome these immune responses is pharmacological modulation of the patients’ antibody immune responses with the B cell depleting agent rituximab in combination with the immune-suppressive agent sirolimus. The use of rituximab has been associated with certain adverse events. The use of PRV-3279, as a non-depleting B cell inhibitor, is a potential strategy to address this unmet need in serious genetic diseases.

PRV-3279 reduced B cell responses to viral antigens using an experimental vaccine challenge in a Phase 1 study. In addition, In January 2021, we announced positive results of pre-clinical proof-of-concept experiments in support of the prevention of immunogenicity indication. A PRV-3279 mouse surrogate was tested in mice transgenic for human CD32B, which received gene therapy with an adeno-associated virus (“AAV”) vector AAV9 encoding for the enzyme acid-alpha-glucosidase (“GAA”) gene. Errors in the GAA gene cause the serious human glycogen storage disease type II known as Pompe disease. In the study, the PRV-3279 surrogate reduced anti-AAV9 vector antibody levels in a dose-dependent fashion. Anti-AAV9 antibodies have been linked to reduced efficacy, safety concerns and the inability to re-dose patients based on these and other study data, we believe PRV-3279 co-administration with gene therapy products has the potential to improve the safety and efficacy of this therapeutic modality. The PRV-3279 surrogate in combination with sirolimus increased skeletal muscle levels of GAA enzyme expression. Consistent with prior results from clinical trials in healthy human subjects, the PRV-3279 surrogate decreased Immunoglobulin M (“IgM”) production and was well tolerated. These results have been presented at the 2021 American Society for Gene and Cell Therapy conference.

Based on these data, we plan to look for opportunities to work with academic and industry experts to combine PRV-3279 with gene therapy and other biotherapeutic products to further our mission of preventing and intercepting devastating immune-mediated conditions.

SLE Market and Other Opportunities for PRV-3279

Sales of therapies to treat SLE are expected to climb to nearly $3.0 billion by 2025-2027, approximately 7-8% annual growth from 2019. This growth is driven primarily by treatments that target B cells, such as belimumab, with a new indication in lupus nephritis in 2020, off-label use of rituximab, and the approval of new mechanisms (voclosporin for lupus nephritis, approved in January 2021, and the type I interferon inhibitor, anifrolumab, approved in July 2021 for systemic lupus). Despite these available medications, substantial unmet need remains, for novel and safe non-depleting B cell therapy with greater efficacy than belimumab.

In addition to SLE, PRV-3279 has the potential to treat other B cell- and auto-antibody-driven autoimmune diseases. Such diseases include multiple sclerosis and RA, where B cell therapies rituximab and ocrelizumab have sales in excess of $1 billion. Several niche/orphan indications may also be explored, including T1D (potentially in combination with teplizumab), Sjogren’s syndrome, vasculitis (e.g., polymyalgia rheumatica, giant cell arteritis, Behçets disease), myasthenia gravis, pemphigus, neuromyelitis optica, anti-NMDA receptor encephalitis, Guillain-Barré syndrome, chronic inflammatory demyelinating polyneuropathy, Grave’s ophthalmopathy, IgG4-related disease, and idiopathic thrombocytopenic purpura.

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

Antigen
B-cell receptor
(BCR)
CD79B
CD32B
ITAM
ITIM
Inhibition of
the activation signal
B-cell activation

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

Current Treatment Options for SLE and Their Limitations

The treatment and management of SLE depends on disease severity and disease manifestations. Hydroxychloroquine plays a central role in the long-term treatment of SLE and is the cornerstone of SLE therapy. Corticosteroids, nonsteroidal anti-inflammatory drugs (“NSAIDs”), and immunosuppressive agents (e.g., azathioprine, cyclophosphamide, cyclosporine, methotrexate, and mycophenolate mofetil) have also been used in the treatment and management of SLE. These treatments are only modestly effective and present safety and/or immune suppression concerns with prolonged use. The B cell-depleting antibody rituximab (Rituxan), while not approved for treatment of SLE, appears to be beneficial in certain subsets of patients.

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

In December 2020, January 2021, and July 2021, the FDA approved belimumab, voclosporin and anifrolumab, respectively, for the treatment of lupus (lupus nephritis, in the case of voclosporin). We are focused on development of PRV-3279 in SLE.

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

Consistently, a monoclonal antibody anti-CD19 which binds CD32B with high affinity, XmAb5871 (Xencor), was shown in 2018 to be efficacious -albeit missing the primary endpoint- in a Phase 2 lupus trial, particularly in patients with B cell biomarker signatures, providing indirect validation for the potential of PRV-3279 in lupus. XmAb5871, which has shown thrombocytopenia (unlike PRV-3279, XmAb5871 appears to bind to CD32A, which is expressed on platelets), has not moved forward in development to date. In November 2021, Xencor announced the licensing of XmAb5871 (obexelimab) to Zenas BioPharma.

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

Prior Clinical Evaluation and Proof of Mechanism for PRV-3279

To date, there have been two clinical trials completed with PRV-3279. The first study was conducted at a single site in the United States, from February 2015 to February 2017 and was a first-in-human (“FIH”), double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety, tolerability, PK, PD, and immunogenicity of PRV-3279 in healthy adult volunteers.

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

PRV-015 (ordesekimab, human anti-interleukin 15 mAb) for Non-Responsive Celiac Disease (NCRD)

PRV-015 (ordesekimab) is a fully human immunoglobulin (“IgG1”) mAb that binds to and inhibits pro-inflammatory cytokine interleukin (“IL-15”), which has been identified as a major mediator in the pathophysiology of celiac disease. PRV-015 has emerged as a leading candidate for the treatment of nonresponsive celiac disease, in which patients continue to have disease activity despite ongoing gluten free diet (“GFD”).

PRV-015 has undergone clinical testing in approximately 250 subjects who have received PRV-015 across two Phase 1 (healthy volunteers and psoriasis, rheumatoid arthritis (“RA”)) and three Phase 2 clinical trials (celiac disease, RCD-II, RA). No serious adverse events deemed related to PRV-015 were observed that would preclude further clinical development. Proof of mechanism and/or proof of concept was demonstrated in RA, celiac disease and refractory celiac disease Type II. The effect of PRV-015 in celiac disease was evidenced by reduction in inflammation and symptoms after a controlled gluten challenge in a Phase 2a clinical trials with 63 celiac patients.

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

Current Clinical Development Program

Phase 2b Clinical Trial of PRV-015 (ordesekimab) in Celiac Disease (PROACTIVE Study)

We and our partner Amgen conducted chronic toxicology studies in 2019 and early 2020. In August 2020, we initiated the PROACTIVE study (PROvention Amgen Celiac ProtecTIVE Study), a randomized, double-blind, placebo-controlled, parallel-group, multicenter Phase 2 clinical trial in adult patients with NRCD. PRV-015 will be administered every two weeks via subcutaneous route for six months. The hypothesis of this study is that PRV-015 will be superior to the GFD at intercepting the effects of contaminating gluten exposure in celiac patients following a GFD, as measured by symptoms and objective signs of intestinal inflammation after 24 weeks of treatment. Approximately 220 subjects are planned to be enrolled. Due to the impacts of the COVID-19 pandemic on certain aspects of medical care during the pandemic, such as a temporary halting of elective endoscopy procedures, lack of prioritization of chronic life-threatening conditions and reduced exposure to gluten due to reductions of travel and dining out, we are experiencing enrollment delays that have extended the enrollment target. We now expect to report top line results from the Phase 2b PROACTIVE study by the end of 2023.

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

Figure 1. Multiple actions of IL-15 in the pathophysiology of celiac and refractory celiac disease

IL-15
Dendritic cells
Effector T cells
Intraepithelial CD8 T cells
Aberrant Intraepithelial lymphocytes
JNK
IL-12
IL-23
CD4+ T cell
IFN-γ
IL-21
Foxp3+ regulatory T cell
PI3K JNK
TGF-β
Foxp3+ regulatory T cell
JNK ERK cPLA2
CD94
TCR
NKG2D DAP10
Arachidonic acid
Cytolysis
Epithelial cell
Bcl-xL
Jak3 STAT5
Loss of oral tolerance
Loss of immune regulation
Lymphokine killer activity Epithelial cell destruction
Increased cell survival Lymphomagenesis

PRV-015 (ordesekimab, also known as AMG 714, and formerly HuMax-IL15), is a fully human immunoglobulin (IgG1κ) mAb which binds to and inhibits the function of IL-15 in all its forms (cis, trans, soluble IL-15 bound to IL-15Rα). PRV-015 inhibits IL-15-induced T cell proliferation and shows a dose-dependent inhibition of IL-15-induced TNF-α production. PRV-015 underwent preclinical testing and was subsequently evaluated in a Phase 1 and Phase 2 study in subjects with RA, in a Phase 1 study in healthy volunteers and in patients with psoriasis, and in two Phase 2a studies in celiac disease and refractory celiac disease Type-II.

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

Summary data of the Phase 2a clinical trial as presented at Digestive Disease Week in June 2018 is shown below:

Change from Week 0 in CeD-PRO
Placebo (N = 15)
150 mg (N = 15)
300 mg (N = 19)
P = 0.24
P = 0.02
Change from baseline
Study Week
6
5
4
3
2
1
0
-1
-2
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15

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

PRV-101 (CVB Vaccine) for Acute Infection and T1D

PRV-101 is a polyvalent inactivated prophylactic CVB vaccine candidate targeting all five key CVB serotypes associated the development of T1D, intended to prevent acute CVB infection and the development of CVB-induced T1D and celiac autoimmunity. Based on epidemiological and pre-clinical study data to date, we believe that, if successful, PRV-101 may prevent up to 50% of T1D cases and up to 20% of celiac cases. Preclinical studies completed to date by Vactech and replicated independently by us demonstrate that CVB triggers diabetes in animal models of T1D and that vaccination against CVB protects mice from acute infection as well as prevents the onset of diabetes triggered by CVB infection. Interim results in normal adult healthy volunteers, which we disclosed in a press release in October 2021, showed that in this study PRV-101 was well tolerated and elicited high titers of virus neutralizing antibodies, in a dose dependent fashion in healthy volunteers, against all CVB serotypes included in the vaccine, thus supporting further development of this vaccine.

Current Clinical Development Program

First in Human Phase 1 Clinical Trial of PRV-101 (PROVENT Study)

In December 2020, we initiated the PROVENT (PROtocol for coxsackievirus VaccinE in healthy voluNTeers) study, a first-in-human study of PRV-101. PROVENT is a placebo-controlled, double-blind, randomized first-in-human study. The study’s primary endpoint is the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity were also evaluated. We completed enrollment in April 2021.

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

An additional 6-month safety and efficacy follow up will be conducted and final trial results from the trial are expected in the first half of 2022.

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

●	Myocarditis: CVB is the most common etiologic agents for myocarditis in the Western world, responsible for up to 33% of cases of myocarditis. Myocarditis is an important cause of sudden unexpected death: the prevalence of myocarditis in children and adolescents leading to sudden unexpected death has been reported to be as high as 8% to 42%. In certain individuals, acute myocarditis progresses to chronic myocarditis and dilated cardiomyopathy, which is a severe life-threatening condition.
●	Otitis media: otitis media (middle ear inflammation) may develop in patients with upper respiratory disease caused by enterovirus. Otitis media constitutes 18% of physician visits in the United States (largest single reason in children). The costs of otitis media treatment in the United States were estimated to be approximately $3 billion in 2014.
●	Meningitis: CVB is a common cause of enteroviral meningitis. Meningitis beyond the neonatal period is characterized by the sudden onset of fever of 38-40°C. Headache and photophobia are almost universally reported in these patients. Reports on the incidence of viral meningitis vary from approximately 50,000 hospitalized cases to over 2 million cases of aseptic meningitis per year. Based on 300,000 annual cases of aseptic meningitis in the United States (of which enteroviruses, and coxsackie viruses in particular, are the most common cause), the economic impact is estimated to be $1.5 billion in direct costs alone.

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

An analysis of stool samples collected from these individuals identified enterovirus infections prior to the first detection of T1D auto-antibodies. Enterovirus RNA was also detected in stool samples. Examination of antibodies present in DIPP children who developed at least two islet cell auto-antibodies (sign of early T1D) and/or progressed to clinical T1D confirmed that among all enteroviruses, only CVB was significantly associated with initiation of beta cell autoimmunity.

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

Significant Contracts and Agreements Related to Research and Development Activities

License and Acquisition Agreements

MacroGenics Asset Purchase Agreement

In May 2018, we entered into an Asset Purchase Agreement (the “MacroGenics Asset Purchase Agreement”) with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab (renamed PRV-031), a humanized mAb for the treatment of T1D. As partial consideration for the MacroGenics Asset Purchase Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million payable within 90 days of an approval of a BLA for a first indication in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements we assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

MacroGenics License Agreement

In May 2018, we entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the MacroGenics License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. In connection with our grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement (as defined below), in May 2021, we paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that we received from Huadong. See below for further description of the Huadong License Agreement.

We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by us without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement.

Huadong License Agreement

In February 2021, we entered into a License Agreement with Huadong, a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $2.5 million was received as of December 31, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us, and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. We are generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China, and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We recently initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and are conducting a portion of this trial in Hong Kong.

Vactech License

In April 2017, we entered into a License Agreement with Vactech (the “Vactech License Agreement”), pursuant to which Vactech granted us exclusive global rights for the purpose of developing and commercializing the CVB vaccine platform technology. In consideration of the licenses and other rights granted by Vactech, we issued two million shares of our common stock to Vactech. We recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share, for a total of $3.4 million as a license fee expense included as part of research & development expense for the year ended December 31, 2017. We paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. Vactech is obligated to transition its intellectual property, provide reference samples, assist with the technology transfer to a third-party contract manufacturer, and participate on our scientific advisory board. In addition, we may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which we paid $0.5 million to Vactech in April 2021. This payment was triggered upon the dosing of the first patient in the Phase 1 PROVENT study, which occurred in January 2021. In addition, we have agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by us on a country by country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If we terminate the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the European Union, and if we terminate the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of our last obligation to make royalty payments to Vactech.

Amgen License and Collaboration Agreement

In November 2018, we entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen for PRV-015 (ordesekimab, also known as AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019 through the purchase of 2,500,000 shares of our common stock. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case we will have an option to negotiate for the transfer to us of rights to AMG 714 pursuant to a termination license agreement between Amgen and us. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, we would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if we are not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to us.

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

We have additionally filed one PCT international patent application, three United States non-provisional patent application, four United States provisional patent applications, and fourteen ex-United States patent applications directed to various new uses of anti-CD3 antibodies, including teplizumab for the prevention or delay of clinical T1D, as well as new dosing regimens. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-101 (CVB vaccine for the prevention of T1D and celiac disease)

Through our agreement with Vactech, we have a licensed patent portfolio that includes three issued United States patents, two pending United States patent applications, and 14 patents in various European countries (i.e., one granted European patent validated in 14 European Patent Convention member states). We also have two pending provisional United States patent applications co-owned by Vactech and Provention. The pending United States patent applications and the European country patents disclose use of a CVB vaccine composition in the prevention or treatment of T1D.

The patents issued in the United States and various European countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than 2032, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-3279 (CD32B/CD79B diabody)

Through our agreement with MacroGenics, we have licensed a patent portfolio that includes: i) 191 issued patents, including 12 United States patents, 110 patents in European countries, and 69 patents in other ex-United States jurisdictions; and ii) 35 pending patent applications, including eight pending United States patent applications, four pending European patent applications, and 23 pending patent applications in other ex-United States jurisdictions.

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

We have additionally filed two PCT international patent applications, three United States non-provisional patent application, and one United States provisional patent application directed to new uses of B cell inhibitors such as PRV-3279, including the prevention of immunogenicity associated with gene therapy, and treatment of B cell driven autoimmune and/or allergic diseases, among other things. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-015 (ordesekimab anti-IL-15 antibody)

Through our agreement with Amgen, we have licensed a patent portfolio that includes: i) 80 issued patents, including eight United States patents, 42 patents in European countries, and 30 patents in other ex-United States jurisdictions; and ii) 18 pending patent applications, including two pending United States patent applications, one pending European patent application, and 15 pending patent applications in other ex-United States jurisdictions.

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

PRV-6527 (CSF-1R small molecule inhibitor)

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

Sales and Marketing

We are a clinical stage company without a history of commercial revenue or marketing experience. We intend to commercialize teplizumab ourselves in the United States, however, because commercialization is expensive and time consuming, we intend to explore multiple commercialization strategies outside the United States, including:

●	exploring strategic partners for commercialization in markets outside the United States;

●	considering launching in the U.K. ourselves, depending on ongoing discussions with potential partners ex-United States;
●	developing drug candidates through the earlier stages of clinical development with the objectives of rapid, cost effective risk reduction and value creation and then establishing strategic partnership for late stage clinical development and subsequent commercialization;
●	developing a robust pipeline of promising drug candidates at various stages of the development process to establish optionality and regular value inflection opportunities and revenue(s);
●	strategically entering into co-development partnership(s) to retain potential for commercialization rights on selected drug candidate(s) and market opportunities; and
●	partnering with industry participants to incorporate our technology into new and existing drugs.

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

The table below lists the third-party responsible for manufacturing drug supply for each of our programs:

Product Candidate	Supplier	Party Responsible for Costs
PRV-031 (teplizumab)	AGC Biologics	Provention
PRV-101	Intravacc	Provention
PRV-3279	Existing drug supply – MacroGenics Future drug supply – vendors being evaluated	MacroGenics Provention
PRV-015 (ordesekimab)	Amgen	Amgen

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

Supplies of teplizumab sufficient to supply the PROTECT study have been manufactured by our CMOs and are currently being utilized in the study.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMOs by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured for clinical studies, is now under review by the FDA.

If the FDA concludes that the teplizumab manufactured by the current third-parties is not of sufficient quality, or is not comparable to drug product used in the TN-10 study, delays in FDA acceptance of our BLA resubmission may occur. If the FDA applies a shorter shelf life of teplizumab than we planned, this may negatively impact our commercial supply. Such impacts would, in turn, delay the potential marketing and commercialization of teplizumab, which would materially and adversely affect our business.

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

We believe, our secondary prevention (i.e., interception) approach with teplizumab is more advanced and differentiated from other immunomodulation therapies which have shown preservation of beta cell function in early phase studies of newly diagnosed onset T1D including anti-thymocyte globulin (ATG), CTLA4-Ig (costimulatory blocker), anti-CD20 (Rituxan) and LFA3-Ig (alefacept). All of these Phase 2 studies were conducted by the academic community or by T1D networks and do not appear to be in active Phase 3 development by industry sponsors. The most recent data were reported with Thymoglobulin which is an approved anti-thymocyte globulin obtained by immunization of rabbits with human thymocytes and is indicated for the treatment of renal transplant acute rejection in conjunction with concomitant immunosuppression and for induction in adult renal transplant recipients. Low dose ATG was administered intravenously for 2 days in early onset T1D (within 100 days of diagnosis). While C-peptide preservation was observed, due to the risk of serum sickness, ATG was administered during a 2-3 day hospitalization and required pre-medication, including intravenous corticosteroids. In January 2020, a Phase 3 trial in newly diagnosed T1D patients with ladarixin (Dompe) an interleukin-8 inhibitor, was announced on the basis of post-hoc results in a subset of patients after the drug failed to improve C-peptide in Phase 2a. Importantly, teplizumab is the only experimental drug with positive data in Stage 2, in the prevention/delay of clinical T1D, and no other pivotal studies are on-going in this indication.

PRV-015 has the potential to be the first drug ever approved for CD since it is the only medication which has shown simultaneous improvement in gluten-induced symptoms and gut inflammation to date, and since most clinical-stage products are early in development and have not established proof-of-concept. There is another anti-IL-15 mAb in clinical development, CALY002 by Calypso, currently in Phase 1. Potential competition includes the recent initiation of a Phase 1b study with the marketed psoriasis anti-IL-23 mAb guselkumab (TREMFYA, Janssen), and experimental medications in development by: 9 Meters (larazotide acetate, Phase 2b study completed in 2014; Phase 3 started in 2019 as a symptomatic relief, not disease-modifying agent), ImmunogenX (IMGX-003/latiglutenase, Phase 2b study completed in 2016 missed primary endpoint, new phase 2a started in 2019), Zedira/Dr. Falk (ZED1227, positive phase 2a reported in 2021), Takeda (with TAK-101, formerly NP-GLI, in Phase 1b/2a after Phase 1/2 completed in 2019; and TAK-062, formerly KumaMax, in Phase 1b after Phase 1 completed in 2019) and Anokion (in Phase 1 with KAN-101).

The market for lupus is currently led by large pharmaceutical companies commercializing older, off-patent products such as steroids, immunosuppressive agents including azathioprine, cyclosphosphamide, cyclosporine and mycophenolate. In addition, Glaxo SmithKline (“GSK”) and Roche offer recently approved B cell-targeted agents. GSK received approval for belimumab (Benlysta) in 2011, the first drug approval in lupus in 50 years. Despite modest efficacy and slow onset of effect, belimumab’s annual sales are currently approximately $800 million and are expected to grow with the December 2020 approval in lupus nephritis. Roche’s rituximab (Rituxan), a blockbuster drug, is used off-label in lupus despite not having been approved in SLE. The calcineurin inhibitor voclosporin (Aurinia Pharmaceuticals) was approved for lupus nephritis in January 2021. Anifrolumab (SAPHNELO, Astra Zeneca) is a type 1 interferon receptor mAb approved in July 2021. The lupus field is competitive and new experimental drugs are being tested in late-stage trials by large pharmaceutical companies and early to mid-stage biotech companies. We expect that PRV-3279 will be differentiated from the competition because of greater and faster-onset efficacy, better safety (PRV-3279 does not deplete B cells and is not expected to be immune-suppressive), and less side effects (since PRV-3279 is a highly specific mAb with likely minimal off-target side effects).

There are no drugs approved for the prevention of the immunogenicity of biotherapeutics, and rituximab is occasionally used off-label in gene therapy. Experimental medications are being tested in Phase 1-2 by Selecta Biosciences and Hansa Biopharma.

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

US Regulation of Drugs and Biologics

In the United States, FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and in the case of biologics, also under the Public Health Service Act (“PHSA”) and their implementing regulations. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, packaging, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to GLP regulations or other applicable regulations;
●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a New Drug Application (“NDA”) or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	acceptance of the NDA or BLA for filing and review by the FDA;
●	review of the NDA or BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with GMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and any post-approval studies required by the FDA.

Nonclinical and Clinical Development

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

Generating the required data and information for regulatory approval takes many years and requires the expenditure of substantial resources. Following completion of the required testing, the results of the nonclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product in the proposed patient population to the satisfaction of the FDA. Under the PDUFA, each NDA or BLA must be accompanied by a user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA or BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. The FDA adjusts the PDUFA user fees on an annual basis, but fee waivers or reductions are available in certain circumstances.

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

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant has one year to either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may require that contraindications, warnings, or precautions be included in the product labeling and entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies, testing and surveillance programs, and distribution restrictions. Following approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval and may require the development of additional data or preclinical studies and clinical trials.

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

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA GMP regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products and must maintain ongoing compliance for commercial product manufacture. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to GMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including voluntary recall and regulatory sanctions.

If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”), monitoring and record-keeping activities, reporting of adverse events and other periodic reports, product sampling and distribution restrictions, and limitations on industry sponsored scientific and educational activities. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or BLA or an NDA or BLA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to adverse publicity as well as significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA may withdraw approval of an NDA or BLA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things: restrictions on the marketing or manufacturing of the product; complete withdrawal of the product from the market or product recalls; issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product; fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals; product seizure or detention, or refusal to permit the import or export of products; injunctions or the imposition of civil or criminal penalties; and consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

Rare pediatric disease priority review voucher program

Under the Rare Pediatric Disease Priority Review Voucher program, FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2020 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2026.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

United States Patent Term Restoration and Extension and Marketing Exclusivity

In the United States, a patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of the NDA, plus the time between the submission date of the NDA and the ultimate approval date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Biosimilars And Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” The FDA has issued multiple guidance documents outlining an approach to review and approval of biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state regulated, to regulate the use of biosimilars.

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

Within the United States, if we obtain appropriate marketing approval in the future to market for any of our current product candidates, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal health care programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. In the United States, our business operations and any current or future arrangements with healthcare professionals (including principal investigators), third-party payors, health care providers, patients and other customers may be subject to various federal and state fraud and abuse and other healthcare laws and regulations that may affect our current or future manufacturing, sales, marketing, scientific, educational or other business activities. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity need not have actual knowledge of the federal anti-kickback statute or specific intent to violate it in order to have committed a violation.

●

Federal false claims and false statement laws, including the federal civil False Claims Act (“FCA”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Actions under the FCA may be brought by the Attorney General or by private individuals in the name of the federal government.

The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The United States federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact.

●	The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples.

●	Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs.

●	The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, teaching hospitals, and additional categories of healthcare practitioners to the federal government for re-disclosure to the public.

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

Our current or future activities may also be subject to state and federal and state consumer protection and unfair competition laws and federal and state licensing requirements and regulations that apply to the manufacture, sale, warehousing, and distribution of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws, the narrowness of available statutory exceptions and safe harbors and the lack of clear guidance on the application of these laws to certain activities, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Violation of these laws can subject us to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

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

In October 2021, we incorporated Provention Bio Limited, a wholly-owned private limited subsidiary, in the United Kingdom. We incorporated this subsidiary to facilitate the potential future submission of an MAA for teplizumab, to the MHRA.

Human Capital

Employees

As of February 21, 2022, we had 82 full-time employees which are located throughout the United States. While we lease office space for our principal executive offices in Red Bank, NJ, our employees work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

We provide salaries and benefits that are competitive based on compensation information from independent compensation consultants. A portion of the compensation for almost all of our employees is performance-based. Performance-based compensation takes into account both individual and Company-wide performance. In addition, a portion of performance-based compensation consists of equity incentives. The split between base salary and performance-based compensation is tailored to each employee’s job function and level. In addition, we provide nationally competitive benefits, including healthcare, a 401(k) program and a technology allowance.

We are committed to the well-being of our employees and recognize that a remote workforce especially values the ability to balance work with other aspects of their lives. As a virtual company, we embrace variable work schedules for our employees. We also allow part-time arrangements and flexible work schedules.

We provide professional development and advancement opportunities for our employees that include internal training, skills building and opportunities for internal advancement.

Diversity and Inclusion

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

We are focused on maintaining a diverse and inclusive work environment. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. Currently, women represent 38% of our C-suite team, and 17% of our board of directors. We expect to continue implementing initiatives to enhance our workforce diversity, advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and on our board of directors.

Our Corporate Information

We are a Delaware corporation formed on October 4, 2016. Our principal executive offices are located at 55 Broad Street, 2nd Floor, Red Bank, New Jersey 07701. Our phone number is (908) 336-0360 and our web address is http://www.proventionbio.com. Information contained in or accessible through our web site is not, and should not be deemed to be, incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any laboratory space and we have historically had a remote work environment for our employees. We outsource most of our manufacturing and clinical trial operations as well as certain other functions.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, we may not be able to:

●	successfully implement or execute our current business plan;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and related milestones, and commercialization for our product candidates;
●	successfully recruit and retain a fully functional launch ready commercial organization;
●	successfully launch teplizumab in the United States;
●	successfully execute our teplizumab launch plan for the At-Risk indication, including raising awareness and expanding screening to identify patients At-Risk of developing clinical T1D; and
●	successfully establish strategic partnerships to launch teplizumab outside the United States

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

We need to raise additional funding. If we are unable to raise sufficient capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the years ended December 31, 2021 and 2020, we had a net loss of $114.4 million and $98.6 million, respectively, and as of December 31, 2021, we had an accumulated deficit of $292.1 million and $127.1 million in cash, cash equivalents and marketable securities. We believe our current cash, cash equivalents and marketable securities, will be sufficient to fund current operating requirements for at least the next 12 months from the issuance of the financial statements included in this report. We have based this estimate on assumptions that may prove to be wrong and our available capital resources could be consumed faster than we currently expect. However, if our teplizumab BLA resubmission is approved, we will need additional capital to fund increases in costs related to commercialization and payment of any potential milestones triggered under our current agreements, including with MacroGenics.

We do not have any prospective credit facilities as a source of future funds apart from the available capacity under our 2021 ATM Program (as defined below), and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and could require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for our product candidates, in-license or acquire additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development strategy;
●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals for our product candidates;
●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	the cost of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;
●	any product liability or other lawsuits related to our product candidates and the costs associated with defending them or the results of such lawsuits;
●	the cost of defending against securities litigation including stock-drop litigation and related derivative law suits;
●	the cost of growing our ongoing development operations and establishing commercialization operations;
●	the cost to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	the costs associated with commercialization.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our BLA resubmission in February 2022 and our regulatory efforts may not successfully address to the FDA’s satisfaction, the deficiencies identified by the FDA in the July 2021 CRL, including deficiencies related to the demonstration of PK comparability of our planned commercial product and drug product used in historical clinical trials as well as other product quality requirements. If we are not able to satisfy the FDA’s requests and requirements, including by, as requested by the FDA in our January 2022 Type B meeting, including in the BLA resubmission an adjusted dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials with safety justifications to the FDA’s satisfaction, we may not be successful in obtaining approval of teplizumab for the at-risk patient indication in the near-term, or at all. Additionally, if we are not able to address the FDA’s PK comparability and other requirements and obtain approval for teplizumab for the delay of clinical T1D in at-risk individuals, we may be required to conduct additional research, analysis or clinical trials before we can submit a BLA for teplizumab in a newly diagnosed patient indication.

As required by the FDA, we provided in the initial BLA for the at-risk indication physiochemical and analytical data for teplizumab supporting the comparability between the study drug previously manufactured by MacroGenics and Eli Lilly and our to-be-commercialized drug product. In addition to conducting analytical tests to evaluate comparability we also conducted a double-blind, single low-dose, PK/PD bridging study in healthy subjects (“Bridging PK/PD Study”) to support the CMC comparability assessment between the teplizumab study drug derived from drug substance manufactured by Eli Lilly and the to-be-commercialized teplizumab drug product derived from the drug substance manufactured by our contract manufacturing partner, AGC Biologics in connection with the PROTECT Trial. This single low-dose Bridging PK/PD Study was the first time the teplizumab drug product derived from the drug substance manufactured by AGC Biologics was used in humans. We submitted to the FDA that we believe the results of the Bridging PK/PD Study suggests that the drug substances manufactured by AGC Biologics and Eli Lilly are comparable. Comparison of drug plasma concentration versus time after dosing in the Bridging PK/PD Study shows a lower AUC for the teplizumab drug product derived from the drug substance manufactured by AGC Biologics. Based on our PK/PD modeling, we submitted our supporting data and analysis to the FDA to support our belief that the lower AUC observed in the PK/PD Bridging Study is not significant enough to impact the efficacy or safety of the to-be-commercialized teplizumab drug product when used as proposed in our BLA filing. However, on July 2, 2021, the FDA issued a CRL for our BLA for teplizumab for the delay of clinical T1D in at-risk individuals. In the CRL, the FDA stated that the single, low-dose Bridging PK/PD Study we conducted had failed to show PK comparability between planned commercial product and historical clinical trial product and that we will need to establish PK comparability appropriately or provide other data that adequately justify why PK comparability is not necessary in order to obtain approval for the teplizumab BLA for an at-risk indication.

In September 2021, we announced that we had completed data collection from the PROTECT PK/PD Substudy we conducted with the goal of addressing the FDA’s PK comparability considerations and in November 2021 we announced preliminary top-line data from this substudy. We participated in a Type A meeting with the FDA on November 18, 2021, to discuss data and analysis from the PROTECT PK/PD Substudy data and PD markers that we believe are supportive of comparability and subsequently also had a Type B meeting with the FDA on January 26, 2022. In preliminary comments provided in advance of the January 26th meeting, the FDA noted that our data package does not adequately support PK comparability by itself, because predicted primary PK parameters are indicative of a lower exposure from the AGC Biologics drug substance as compared to the Eli Lilly drug substance. To address this concern, the FDA proposed, and we agreed, to use PK modeling to adjust the 14-day dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials by ensuring that the 90% confidence intervals for relevant PK parameters fall within the target 80-125% range. On this basis, the FDA agreed that we could proceed to resubmit the BLA.

Our teplizumab BLA resubmission in February 2022 for the At-Risk Indication may not be deemed complete and acceptable for review or ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 CRL for our original teplizumab BLA for an At-Risk Indication, including product quality and PK comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, an adjusted dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Additionally, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.

Ultimately, we may not be successful in our goal to continue to work with the FDA to successfully secure approval of the teplizumab BLA for at-risk patients. We may not be able to address to the FDA’s satisfaction the agency’s concerns relating to PK comparability and other requirements in the short-term or at all. If we fail to address the FDA’s concerns and requirements, our business and operations may be materially and adversely impacted.

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

We will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence additional studies with our product candidates. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to three of our current or planned clinical trials. For example, in March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results from the PROTECT study in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions, issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients were delayed, predominantly due to COVID-19 related impacts on our plans, and we recently initiated the study in January 2022.

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

Additionally, the COVID-19 pandemic, has significantly impacted the FDA’s ability to conducted domestic and foreign inspections. On March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products; and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021 the FDA issued guidance on conducting voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical and clinical research. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our pipeline of products, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities for our product candidates, which could negatively and materially impact our business.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, in the European Union, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in the European Union and European Economic Area (“EEA”) for this indication. We have independently engaged with the MHRA to discuss a potential regulatory path for PRV-031 in the United Kingdom. We filed for and received in July 2021 an Innovation Passport for teplizumab in the UK. The Innovation Passport is the mandated entry point to the ILAP in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA in the United Kingdom, ILAP partner agencies such as the NICE and the Scottish Medicines Consortium will help us evaluate the possible regulatory and market access paths forward in the UK for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of PRV-031. We have started a preliminary discussion with MHRA and its ILAP partners in the development of a TDP and identification of the relevant toolkits to support approval and market access of teplizumab in the United Kingdom. Further engagement with the MHRA and its ILAP partners is planned in 2022. There is no guarantee that a similar position would be taken by the EMA in the European Union. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for PRV-031, nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that PRV-031 would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP guidance entitled “Points to consider on application with (i) meta-analyses and (ii) one pivotal study” (CPMP/EWP/2330/99) , which for the time being, is still relevant to applications made in the United Kingdom. We also plan additional engagements with EMA and other European stakeholders in 2022; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or a positive opinion by the EMA and a subsequent marketing authorization by the European Commission. Even if PRV-031 is approved in United Kingdom and/or in the European Union, the MHRA or EMA/European Commission, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which we may or may not be able to comply with. Even if teplizumab were to be granted a marketing authorization, we could not guarantee that the payers and health technology agencies in the United Kingdom and the Member States of the European Union would accept the therapeutic value and/or cost-effectiveness of teplizumab for it to be adopted for clinical use in the respective national health systems.

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

The FDA has previously communicated that it (i) acknowledges that the diagnosis stage 2 T1D may be well understood to future prescribers of teplizumab, and therefore, specification of autoantibody testing in the labeling may not be required for the safe and effective use of teplizumab and (ii) is continuing to discuss internally the requirement for a companion diagnostic(s) for teplizumab, and given these uncertainties, we should consider seeking additional advice from the agency on the process of companion diagnostic development, as it remains possible it will be required as a post-marketing commitment. Our position is that a companion diagnostic should not be required for the use of teplizumab in at-risk individuals based upon, among other reasons, (i) relevant FDA precedent and guidance, (ii) the fact that the presence of autoantibodies is supportive, but not sufficient, for a diagnoses of stage 2 T1D and (iii) the commercial availability of FDA-cleared tests or Clinical Laboratory Improvement Amendments, licensed laboratory-developed tests to identify T1D, which the teplizumab final label can direct physicians to use.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA/European Commission, MHRA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming patient registries or post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”) or other risk minimization measures. If the FDA concludes a REMS is needed in the United States, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

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

Even though we apply for orphan drug designation for a product candidate, we may not be able to obtain such designation or obtain orphan drug marketing exclusivity. Even if we obtain orphan drug marketing exclusivity, it may not effectively protect the product from competition.

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

We have obtained orphan drug designation from the FDA for teplizumab for the treatment of newly diagnosed T1D, however, there is no guarantee that the FDA, the European Commission or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates, including teplizumab for the use in at-risk individuals, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, and may also impact our ability to obtain benefits under other incentive programs, such as the rare pediatric disease priority review voucher program. For example, we applied for orphan drug designation of teplizumab for the use in at-risk individuals which was denied by the FDA’s OOPD in February 2021. We believe current data suggests that there may be an initial undiagnosed prevalence approaching 165,000-200,000 Stage 2 T1D subjects in all age groups, however, we believe the diagnosed prevalence for Stage 2 T1D subjects is less than 200,000, which, we believe could have met the FDA’s criteria for orphan drug designation. We currently do not have plans to take any additional steps to address OOPD’s positions.

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

Although we may apply for rare pediatric disease designation for our product candidates, we may not be able to obtain such designation, and rare pediatric disease designation does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be awarded a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. On December 27, 2020, the Creating Hope Reauthorization Act extended the Rare Pediatric Disease Priority Review Voucher Program, and after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

We submitted a request for rare pediatric disease designation for teplizumab for the use in at-risk individuals, however, the FDA sent a second deficiency letter for our application in October 2021. In its letter, the FDA’s Office of OOPD, noted that they believe the At-Risk Stage 2 population is greater than 200,000 subjects in the United States and we have one year from the date of the deficiency letter (or any approved extension thereof) to provide arguments otherwise, or our request for Rare Pediatric Disease designation will be considered voluntarily withdrawn. We currently do not have plans to take any additional steps to address OOPD’s positions.

There is no guarantee that the FDA will grant any future requests for Rare Pediatric Disease designation for any of our product candidates, including teplizumab for the use in at-risk individuals. Moreover, even if we obtain rare pediatric disease designation, there is no guarantee that we will qualify for a rare pediatric disease priority review voucher upon FDA approval of the NDA or BLA for a rare pediatric disease. Rare pediatric disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

The United States government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act (the “ACA”), which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. The Supreme Court dismissed this challenge to the ACA on June 17, 2021 and, therefore, all of the ACA but the individual mandate to buy health insurance currently remains in effect. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open until August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. However, if the ACA is repealed or modified, or if implementation of certain aspects of the ACA are delayed, any such repeal, modification or delay may materially adversely affect our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the ACA on us at this time.

In addition, the expansion of the 340B Drug Discount Program through the ACA has increased the number of “covered entity” purchasers who are eligible for significant discounts on branded drugs. Additionally, the Health Resources and Services Administration has interpreted the 340B Drug Discount Program law to require manufacturers to extend these discounts to contract pharmacies that have arrangements with covered entities. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program. The resolution of the litigation may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There also are ongoing challenges regarding the implementation of the 340B Drug Discount Program administrative dispute resolution process, which is, in part, intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers, and claims by manufacturers regarding covered entity compliance with program requirements. The nature of the current administrative dispute resolution process, and the outcomes of these court cases, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates.

Beyond the ACA, in 2020 and early 2021, the United States Department of Health and Human Services has issued various rules that affect pricing or payment for drug products. For example, effective January 2023, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. On January 13, 2021, in a separate lawsuit brought by industry groups, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the most favored nation payment model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several United States Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders and regulatory actions, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, each of which are currently stayed, and facilitate the importation of certain lower-cost drugs from other countries. The nature and scope of health care reform under the Biden administration remains uncertain, although President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;
●	relative convenience, dosing burden and ease of administration;
●	the prevalence and severity of any adverse events and the overall safety profile;
●	the clinical indications for which our products are approved;
●	the acceptance of physicians to include T1D screening in routine patient medical care;
●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;
●	the willingness of physicians and patients to accept 14 consecutive days of IV therapy;
●	efficacy of our product candidates compared to future competing products or therapies;
●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;
●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;
●	pricing and cost-effectiveness;
●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;
●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in approved labeling from regulatory authorities, including any interactions of our products with other medicines patients are taking;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

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

We have been gradually building our commercial infrastructure and at present, we have only limited sales personnel. In order to commercialize products that are approved for commercial sales, we must develop our own sales infrastructure. If we are not successful recruiting sales personnel or in building our sales and marketing infrastructure in the United States, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

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

Collaborations pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop;
●	collaboration partners may engage in fraudulent or illegal activity that violate the regulations of the FDA and other regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data; and
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States, with similar requirements in other jurisdictions. Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See the section entitled “Business—Government Regulation” in this Annual Report on Form 10-K.

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

These laws and regulations, among other things, constrain our current and future business, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. In particular, these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements, as well as interactions with healthcare professionals through consultant arrangements, product training, sponsorships, or other activities. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and other laws and regulations will involve substantial costs. Even if such efforts are made, moreover, due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulatory guidance. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged improper promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates; and providing kickbacks to patients in the form of indirect copay support. Most states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or government regulations.

Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties. Additionally, as a result of these investigations and qui tam actions, we may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to sanctions, including substantial civil monetary penalties, exclusion of our products from reimbursement under government programs, integrity oversight and reporting obligations, substantial criminal fines and imprisonment, any of which could adversely affect our business, financial condition, results of operations, prospects and reputation.

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

We are completely dependent on third parties to manufacture our product candidates, including teplizumab, with no, to limited redundancies in our supply chain and the commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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

If the contract manufacturers we use fail to comply with their teplizumab contractual obligations to us, or they fail to comply with applicable FDA regulations and requirements to support FDA review, requests and requirements in connection with our BLA resubmission, including any potential FDA decisions that result in limiting the use of our current planned commercial teplizumab supply such as assigning a shorter teplizumab shelf-life than we planned, we may be required to enter into new statements of work or other agreements with CMOs and incur additional costs to increase our planned commercial supply of teplizumab and if we are not able to do so successfully and in a timely manner our business may be negatively and materially impacted.

Each of our contract manufacturers for our product candidates is a single source supplier. If any of the contract manufacturers in the supply chain for one of our product candidates experiences a delay or is unable to deliver the products or components necessary to manufacture the subject product, our ability to produce the affected product would be materially impaired.

Although we believe we currently have adequate supply to support potential teplizumab clinical and commercial supply demands, and through existing contracts with our CMOs we have the ability to enter into new statements of work to increase our existing supply as needed, we do not have pre-set ongoing commitments from AGC Biologics for commercial supply of teplizumab or with any other contract manufacturers of our other product candidates. Our current agreement with AGC Biologics for the supply of teplizumab as well as agreements with other contract manufacturers of our other product candidates operate on a statement of work basis. If teplizumab is approved for commercial use but we are unable to reach agreement with AGC Biologics on the production of teplizumab for commercial use, or if we are unable to maintain commercial relationships with contract manufacturers of our other product candidates, we may not have sufficient supply of teplizumab to fulfill customer orders or sufficient supply for our other clinical trials. Identifying, qualifying and transferring manufacturing to secondary sources is a time-consuming process and there is no guaranty that we would be able to reach an agreement with a secondary source on acceptable terms, which could have a material adverse effect on our sales, results or operations and financial condition.

Our experience manufacturing teplizumab and our other product candidates is limited, and if the FDA requires any changes to our manufacturing process for our products, we are dependent on our CMOs and service providers to timely and compliantly deliver on their contractual obligations. If they fail to do so, this can materially and adversely impact our product development plans and timelines. Additionally, if we are not able to successfully partner with our CMOs and service providers in addressing the FDA’s product quality and other considerations as part of its review of our BLA resubmission, or if we encounter any other manufacturing issues, we may experience delays or disruptions to our efforts to bring teplizumab to market and/or to our other ongoing product development efforts, including our ongoing and planned clinical trials.

We have limited experience manufacturing teplizumab and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of teplizumab drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of teplizumab. We have entered into agreements with our third-party manufacturers to manufacture teplizumab for our anticipated clinical trial needs and plan to enter into additional statements or work and agreements to support teplizumab supply needs, including for a potential commercialization. We believe supplies of teplizumab sufficient to supply the PROTECT study and to fulfill our initial commercial launch needs in the United States have already been manufactured by our third-party manufacturers and have the ability to enter into new statements of work with our manufacturers to increase our teplizumab supply.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMOs by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, will need to be approved by the FDA. In the July 2, 2021 CRL received by the Company, the FDA stated that as PK remains the primary endpoint for demonstration of comparability between the two products, the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary. Additionally, the CRL raised product quality and other considerations that we believe we have addressed in our February 2022 BLA resubmission, however, the FDA will ultimately determine whether our efforts sufficiently address their considerations and support an approval. Addressing the FDA’s requests and requirements in the CRL and in subsequent Type A and Type B meetings, including our related efforts to otherwise complete work to support approval of teplizumab for the at-risk indication, as well as the development of our other product candidates will require additional time, resources and successful execution and support by our CMOs and service providers, on whom we are highly dependent to execute on our business plans in a compliant and timely manner. If they fail to do so, it could result in delays or failures of execution that could negatively impact the FDA’s review and decision on our BLA resubmission or any potential commercialization of teplizumab, or otherwise negatively impact our product development efforts including our ongoing clinical trials, such as the PROTECT Study, and planned clinical trials. The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to our BLA resubmission. Additionally, we have critical testing and stability work ongoing at one of our CMOs for teplizumab, that if not executed in a timely and compliant manner by our CMO, could negatively impact our BLA resubmission and product development efforts.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may impose barriers to coverage of products, such as pre-approval of coverage for new drug therapies before they will reimburse healthcare providers who use such therapies. Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Factors considered by these payors include product efficacy, cost effectiveness, and safety, as well as the availability of other treatments including generic prescription drugs. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

The market price of our common stock has been volatile and can be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, the reporting of results of our clinical trials or partner-sponsored clinical trials involving our programs. Other factors may include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K:

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

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. On November 17, 2021, the Court appointed a Lead Plaintiff and Lead Counsel.

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On January 4, 2022, the Court stayed proceedings in the Derivative Actions until resolution of the motion to stay, which remains pending before the Court.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.7% of our voting stock as of December 31, 2021. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of December 31, 2021, approximately 15.6 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

ITEM 3. Legal Proceedings

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and retired and former Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. On November 17, 2021, the Court appointed a Lead Plaintiff and Lead Counsel.

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On January 4, 2022, the Court stayed proceedings in the Derivative Actions until resolution of the motion to stay, which remains pending before the Court

The Company is unable at this time to determine whether the outcomes of these litigations would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

The following graph and chart compare the cumulative annual stockholder return on our common stock over the period commencing July 24, 2018 and ending on December 31, 2021, to that of the total return for the Nasdaq Biotechnology Index and the Russell 2000 Index assuming an investment of $100 on July 24, 2018. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock.

	7/24/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Provention Bio, Inc.	$100.00	$36.80	$309.77	$352.18	$116.84
Nasdaq Biotechnology	100.00	82.21	102.86	130.04	130.06
Russell 2000 Index	100.00	80.79	101.42	121.66	139.69

Holders of Record

As of February 21, 2022, there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no unregistered sales of our securities.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2021.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

We are a clinical-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all of our efforts to business planning, research and development, pre-commercial activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We have not yet commenced any commercial revenue-generating operations, do not have any positive cash flows from operations and we will need to raise additional capital to finance our operations.

We have not generated any revenue from commercial product sales to date and, through December 31, 2021, we had an accumulated deficit of $292.1 million. We have financed our operations primarily through equity offerings.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support our commercialization efforts to launch teplizumab, if we receive regulatory approval in the United States. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development and pre-commercial activities.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Collaboration Revenue

To date, we have not generated any revenue from commercial product sales. Our revenue currently consists only of collaboration revenue recognized under our License Agreement with Huadong, including certain amounts recognized in connection with the upfront license payment and research, development and manufacturing funding. We recognize revenue under the Huadong License Agreement using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through the first half of 2024. We expect that revenue will fluctuate from period to period as a result of the timing of expenses incurred in conjunction with the related research and development activities.

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through December 31, 2021, have been principally related to the acquisition and development of our clinical programs, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, pre-commercial, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for marketing and other pre-commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase significantly in the future as a result of the build out of our commercial organization and pre-commercial activities for teplizumab.

Interest Income, net

Interest income, net, consists of interest income earned on our cash, cash equivalents and marketable securities offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$1,395	$—	$1,395
Operating expenses:
Research and development	69,627	66,360	3,267
General and administrative	47,346	33,327	14,019
Total operating expenses	116,973	99,687	17,286
Loss from operations	(115,578)	(99,687)	15,891
Interest income, net	146	583	(437)
Loss before income tax benefit	(115,432)	(99,104)	16,328
Income tax benefit	1,000	523	477
Net loss	$(114,432)	$(98,581)	$15,851

Net loss per common share, basic and diluted	$(1.81)	$(1.88)
Weighted average common shares outstanding, basic and diluted	63,101	52,457

Collaboration Revenue

Collaboration revenue was $1.4 million for the year ended December 31, 2021, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses were $69.6 million for the year ended December 31, 2021, an increase of $3.2 million, compared to $66.4 million for the year ended December 31, 2020. The increase related primarily to increased costs for our teplizumab program, including the PROTECT study and the PROTECT Extension study, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020, and the PREVAIL Phase 2a study (PRV-3279), for start-up costs incurred in the second half of 2021. We also incurred $1.1 million in expense, which was paid to MacroGenics in May 2021, in connection with the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. These increases were offset by a decrease in teplizumab manufacturing costs, including costs for GMP and process performance qualification (“PPQ”) batches of drug supply and drug product, which were produced in 2020, drug supply manufacturing costs for PRV-101 and regulatory activities for the initial teplizumab BLA submission incurred in the prior year period.

Research and development expenses for the years ended December 31, 2021 and 2020 also included personnel costs of $16.3 million and $11.7 million, respectively, including stock-based compensation of $4.4 million and $5.6 million in each respective year. The increase in personnel costs relates to an increase in headcount and is offset by a decrease in stock-based compensation due to the vesting of certain performance-based metrics related primarily to the completion of CMC activities and submission of the BLA for teplizumab that occurred in the prior year period.

General and Administrative Expenses

General and administrative expenses were $47.3 million for the year ended December 31, 2021, an increase of $14.0 million, compared to $33.3 million for the year ended December 31, 2020. General and administrative expenses for the years ended December 31, 2021 and 2020 were comprised of the following:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$23,250	$16,298	$6,952
Other general and administrative expenses	24,096	17,029	7,067
Total general and administrative expenses	$47,346	$33,327	$14,019

Pre-commercial expenses were $23.3 million for the year ended December 31, 2021 and primarily consisted of $12.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $11.1 million in personnel costs, including stock-based compensation of $2.0 million. Pre-commercial expenses were $16.3 million for the year ended December 31, 2020 and primarily consisted of $11.7 million in external costs of pre-commercial activities for teplizumab and $4.6 million in personnel costs, including stock-based compensation of $1.7 million. The increase in pre-commercial expenses related primarily to an increase in headcount, as we continue to buildout out our infrastructure to support a potential commercial launch of teplizumab.

Other general and administrative expenses were $24.1 million for the year ended December 31, 2021 and primarily consisted of $10.7 million in personnel costs, including stock-based compensation of $5.5 million, $8.4 million in professional fees and legal expenses, and approximately $2.6 million in insurance and other public company costs. Other general and administrative expenses were $17.0 million for the year ended December 31, 2020 and were primarily comprised of $9.0 million in personnel costs, including stock-based compensation of $5.9 million, $5.0 million in professional fees and legal expenses, and approximately $2.0 million in insurance and other public company costs.

Interest Income, net

Interest income, net was $0.1 million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020. The decrease in interest income, net during the year ended December 31, 2021 primarily related to a reduction in interest rates since the COVID-19 pandemic began in early 2020.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million during the year ended December 31, 2021, compared to $0.5 million during the year ended December 31, 2020. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

Comparison of years ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	66,360	36,359	30,001
General and administrative	33,327	8,013	25,314
Total operating expenses	99,687	44,372	55,315
Loss from operations	(99,687)	(44,372)	55,315
Interest income, net	583	1,087	(504)
Loss before income tax benefit	(99,104)	(43,285)	55,819
Income tax benefit	523	—	523
Net loss	$(98,581)	$(43,285)	$55,296

Net loss per common share, basic and diluted	$(1.88)	$(1.06)
Weighted average common shares outstanding, basic and diluted	52,457	40,747

Research and Development Expenses

Research and development expenses were $66.4 million for the year ended December 31, 2020, an increase of $30.0 million, compared to $36.4 million for the year ended December 31, 2019. The increase related primarily to increased costs for our teplizumab program, including manufacturing activities, the PROTECT study, and BLA submission activities. Specifically, during the year ended December 31, 2020, we incurred $21.3 million in manufacturing costs for teplizumab, including production costs for GMP and PPQ batches of drug supply and drug product. Also contributing to the increase were costs for the PROACTIVE study (PRV-015), which was initiated in August 2020. These costs were offset by a decrease in clinical development expenses for the PRINCE study (PRV-6527) and the PREVAIL Phase 1b study (PRV-3279), each of which were substantially completed in 2019. Research and development expenses for the years ended December 31, 2020 and 2019 also included $11.7 million and $5.1 million in personnel costs, including stock-based compensation of $5.6 million and $1.3 million in each respective year. The increase in stock-based compensation relates to the increase in headcount as well as the vesting of certain performance-based metrics related primarily to the completion of CMC activities and submission of the BLA for teplizumab.

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

Interest Income, net

Interest income, net was $0.6 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019. The decrease in interest income during the year ended December 31, 2020 primarily related to an overall reduction in interest rates in 2020, which is largely a result of changes in the economic environment related to the COVID-19 pandemic.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million during the year ended December 31, 2020, which related to proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We expect to continue to incur losses, as we plan to continue to fund development activities and prepare for a potential commercial launch of teplizumab, if we receive regulatory approval in the United States.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $127.1 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and corporate debt securities. Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $364.2 million to date, net of underwriting discounts, commissions and other offering expenses.

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

In August 2019, we established an at-the-market program (“2019 ATM Program”) through which we may sell, from time to time at our sole discretion, up to $50.0 million of shares of our common stock. In February 2021, we established a new at-the-market program (the “2021 ATM Program”) through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. As of December 31, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, we terminated the 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of our common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from the underwritten public offering were $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

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

Our cash requirements for 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of our regulatory activities, costs to build out our commercial infrastructure, pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to our other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the Phase 2a PREVAIL clinical study of PRV-3279 in lupus, which was recently initiated in January 2022, and the completion of the first-in-human PROVENT study of our PRV-101 polyvalent inactivated CVB vaccine candidate.

Depending on the timing and outcome of our regulatory activities and the status of our plans to prepare for a potential regulatory approval of teplizumab by the FDA, we may encounter near-term liquidity needs that could impact our cash runway over the next 12 months. If our teplizumab BLA resubmission is approved by the FDA, factors that could impact our cash runway include, but are not limited to, anticipated costs of commercialization and potential milestone payments that may be triggered under our current agreements, including with MacroGenics. If we do not obtain additional financing, or prudently manage our expenses, our financial condition, cash flows and results of operations could be materially and adversely affected.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2021 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the financial statements included in this report.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(95,385)	$(76,336)	$(36,065)
Investing activities	(31,096)	25,174	(46,250)
Financing activities	102,377	114,291	62,941
Net change in cash and cash equivalents	$(24,104)	$63,129	$(19,374)

Cash Flows from Operating Activities

Net cash used in operating activities was $95.4 million for the year ended December 31, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015, PRV-3279 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $8.5 million received from Huadong in connection with the Huadong License Agreement, of which $7.1 million is currently recorded as deferred revenue as of December 31, 2021. Our working capital was $78.3 million as of December 31, 2021.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $31.1 million for the year ended December 31, 2021, and primarily related to the purchase of marketable securities totaling $55.3 million and capital expenditures associated with data information systems of $1.0 million offset by proceeds received from the maturity of marketable securities totaling $25.2 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $102.4 million for the year ended December 31, 2021, and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering which closed in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as approximately $0.1 million in proceeds from stock option exercises during the period.

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

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash. As of December 31, 2021, we had $0.7 million of contracted purchase obligations which represents our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC and our other CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement. These committed purchase obligations are expected to be incurred within one year from the issuance of these financial statements.

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

TRENDS AFFECTING OUR BUSINESS

We are a clinical development stage company and do not currently generate revenue from commercial product sales. As of the date of this Annual Report on Form 10-K, we do not have any product candidates that have received regulatory approval from the FDA, or any other comparable foreign regulatory authority. The results of our operations are not significantly impacted by any known or reasonably known material trends and uncertainties. Our revenue recognized from our collaborative agreements are dependent largely on internal efforts, which are mostly within our control.

COVID-19

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment. We have experienced some level of disruption to three of our current clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL study in lupus patients by the first half of 2021 were delayed predominantly due to COVID-19 related impacts, and we recently initiated the study in January 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following disclosure supplements the descriptions of our accounting policies contained in Note 3 to our consolidated financial statements regarding significant areas of judgement. Management made certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities in the consolidated financial statements. These estimates involve a significant level of estimation uncertainty and have had a material impact on our results of operations. Actual results could differ from our estimates.

Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors. A discussion of some of our more significant accounting policies and estimates follows.

Collaboration Revenue

From time to time, we enter into licensing agreements that are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 808, Collaborative Arrangements (“ASC 808”), under which we may license rights to research, develop and commercialize our product candidates to third parties. The terms of these collaborative research and development agreements typically include non-refundable, upfront license fees; reimbursement for research and development activities; development, regulatory and commercial milestone payments; and royalties on net sales of commercialized products. We may also enter into development and manufacturing service agreements with our collaborators.

Generally, as part of the accounting for these agreements under ASC 606, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among each identified performance obligation within the agreement. If observable standalone selling prices are not available, we estimate the applicable standalone selling price, which may include the use of forecasted revenues or costs, development timelines, discount rates and probabilities of technical and regulatory success. However, we currently do not have any agreements that contain more than one performance obligation, and as such we allocate the entire transaction price to the single performance obligation.

Revenue is then recognized over time using an appropriate method of measuring progress towards fulfilling our performance obligation for the respective out-licensing agreement. Determining the measure of progress that consistently depicts our satisfaction of the performance obligations requires judgement as well as estimates, and the effect of any changes made to an estimated input, therefore impacting revenue or expenses recognized, would be recorded as a change in estimate.

For certain milestone payments included in these agreements, at the inception of each agreement, we evaluate whether the milestones are considered probable of occurring and estimate the amount to be included in the transaction price using either the expected value or most likely amount method, depending on the facts and circumstances relative to the agreement. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our, or our collaborative partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received, and as such are constrained. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our, or our collaborative partner’s control, and if necessary, adjust our estimate of the overall transaction price.

There have been no material changes in estimates used in accounting for any of our collaborative agreements accounted for under ASC 606 and ASC 808, since the inception of each agreement.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented within this Annual Report on Form 10-K.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2021	2020	2019

Exercise price	$7.37	$12.87	$10.34
Expected volatility	81%	74%	72%
Expected dividends	—	—	—
Expected term (in years)	6.1	6.2	6.3
Risk-free interest rate	1.13%	0.59%	1.90%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the consolidated statements of comprehensive loss. There have been no material changes in estimates, or our estimation methods, for the periods presented within this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, “Significant Accounting Policies”, in the accompanying notes to consolidated financial statements, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $127.1 million as of December 31, 2021, consisting of cash and investments in money market funds and certain short and long-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2021, 2020 and 2019, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of December 31, 2021, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

In the first quarter of 2021, we completed the implementation of a new enterprise resource planning (“ERP”) system to improve certain operational and financial processes. Accordingly, we modified the design and operation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP system implementation described above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are not subject to section 404(b) of the Sarbanes-Oxley Act of 2022 due to our status as a ‘Smaller reporting company’ and ‘Non-accelerated filer.’

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required under this item relating to our Board of Directors, executive officers and corporate governance will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the year ended December 31, 2021 (the “2022 Proxy Statement”), and such required information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information required under this item relating to executive compensation is incorporated herein by reference from information included in the 2022 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from information included in the 2022 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information required under this item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2022 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information required under this item relating to the fees for professional services rendered by our independent accountants in 2021 and 2020 is incorporated herein by reference from information included in the 2022 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See accompanying index to Financial Statements on page F-1.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Amended and Restated By-Laws of Provention Bio, Inc., as adopted on May 19, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 20, 2020).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 14, 2021).

4.1	Specimen Certificate representing shares of common stock of Provention (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 20, 2018).

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018).

4.3	Form of Warrant dated April 25, 2017, issued to MDB Capital Group, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

4.4	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement entered into by Provention with its Officers and Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.2	Amended and Restated 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-237113) filed on March 12, 2020). +

10.3	Form of Stock Option Award under 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.4	License Agreement by and between Provention and Vactech Ltd., dated April 25, 2017 ((incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.5	License, Development and Commercialization Agreement by and between Provention and Janssen Pharmaceutica NV (CSF-1R), dated April 25, 2017 ((incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.6	Form of Registration Rights Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.7	Employment Agreement, dated April 25, 2017, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.8	Employment Agreement, dated April 25, 2017, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.9	Employment Agreement, dated June 20, 2017, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.10	Employment Agreement, dated September 21, 2017, between Provention and Andrew Drechsler (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.11	Development Services Agreement by and between Provention and Intravacc dated March 6, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.12	License Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.13	Asset Purchase Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.14	License and Collaboration Agreement by and between Provention and Amgen, Inc. dated November 5, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-38552) filed on March 19, 2019). †

10.15	Employment Agreement, dated January 7, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38552) filed on January 8, 2020). +

10.16	Provention Bio, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 30, 2020). +

10.17	First Amended Employment Agreement, effective May 19, 2020, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2020). +

10.18	First Amended Employment Agreement, effective June 10, 2020, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on June 11, 2020). +

10.19	First Amended Employment Agreement, effective June 9, 2020, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 11, 2020). +

10.20	First Amended Employment Agreement, effective June 9, 2020, between Provention and Andrew Drechsler (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2020). +

10.21	First Amended Employment Agreement, effective June 9, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 11, 2020). +

10.22	Transition Agreement, dated November 1, 2021, between Provention and Andrew Drechsler +

10.23	Employment Agreement, dated December 1, 2021, between Provention and Thierry Chauche +

10.24	Form of Stock Option Award under Provention Bio, Inc 2020 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2021).

23.1	Consent of EisnerAmper LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.2).

101	The following materials from Provention Bio, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity at December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Contained in Exhibit 101).

+ Compensation Related Contract.

† Confidential treatment received for certain portions of this exhibit.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: February 24, 2022	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal	February 24, 2022
Ashleigh Palmer	Executive Officer), Director

/s/ Thierry Chauche	Chief Financial Officer (Principal	February 24, 2022
Thierry Chauche	Financial Officer, Principal Accounting Officer)

/s/ Jeffrey Bluestone	Director	February 24, 2022
Jeffrey Bluestone

/s/ Avery Catlin	Director	February 24, 2022
Avery Catlin

/s/ Sean Doherty	Director	February 24, 2022
Sean Doherty

/s/ John Jenkins	Director	February 24, 2022
John Jenkins

/s/ Wayne Pisano	Director	February 24, 2022
Wayne Pisano

/s/ Nancy Wysenski	Director	February 24, 2022
Nancy Wysenski

PROVENTION BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provention Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provention Bio, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for research and development expenses

As disclosed in the Note 3 to the financial statements, the Company is required to estimate its accrued expenses related to research and development activities. Liabilities related to research and development were included in accrued expenses and totaled approximately $7,156,000 as of December 31, 2021.

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

Our approach to addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s process for estimating research and development accruals, including controls over inputs used by management to make the estimates and the completeness and accuracy of the data used in the estimates. Our audit procedures also included inspection of a sample of contracts, related invoices and payments, comparing the Company’s estimate of progress under arrangements to information received from vendors, including confirmation of progress with third parties, and recalculation of progress and resulting accruals.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

February 24, 2022

PROVENTION BIO, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$78,190	$102,294
Marketable securities	16,921	19,530
Prepaid expenses and other current assets	5,985	4,730
Total current assets	101,096	126,554

Non-current assets:
Marketable securities	32,021	—
Fixed assets, net	2,011	1,437
Operating lease right-of-use assets	373	408
Other assets	120	120
Total non-current assets	34,525	1,965
Total assets	$135,621	$128,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,546	$7,568
Accrued expenses and other current liabilities	13,646	9,162
Deferred revenue	5,599	—
Total current liabilities	22,791	16,730

Deferred revenue, net of current portion	1,506	—
Operating lease liabilities, long-term	590	715
Total liabilities	24,887	17,445

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 63,374,738 shares issued and outstanding at December 31, 2021; 100,000,000 shares authorized; 56,517,891 shares issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	402,941	288,725
Accumulated other comprehensive loss	(139)	(15)
Accumulated deficit	(292,074)	(177,642)
Total stockholders’ equity	110,734	111,074
Total liabilities and stockholders’ equity	$135,621	$128,519

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Collaboration revenue	$1,395	$—	$—

Operating expenses:
Research and development	69,627	66,360	36,359
General and administrative	47,346	33,327	8,013
Total operating expenses	116,973	99,687	44,372

Loss from operations	(115,578)	(99,687)	(44,372)
Interest income, net	146	583	1,087
Loss before income tax benefit	(115,432)	(99,104)	(43,285)
Income tax benefit	1,000	523	—
Net loss	$(114,432)	$(98,581)	$(43,285)

Net loss per common share, basic and diluted	$(1.81)	$(1.88)	$(1.06)
Weighted average common shares outstanding, basic and diluted	63,101	52,457	40,747

Net loss	$(114,432)	$(98,581)	$(43,285)
Other comprehensive loss:
Unrealized loss on marketable securities	(124)	(15)	—
Total comprehensive loss	$(114,556)	$(98,596)	$(43,285)

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity

Balance at December 31, 2018	37,362	$4	$95,430	$—	$(35,776)	$59,658
Issuance of common stock in connection with public follow on offering, net of issuance costs	5,750	1	42,650	—	—	42,651
Issuance of common stock in connection with private placement with Amgen	2,500	—	20,000	—	—	20,000
Issuance of common stock in connection with warrant exercises	1,967	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	79	—	290	—	—	290
Stock-based compensation	—	—	2,842	—	—	2,842
Net loss	—	—	—	—	(43,285)	(43,285)
Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	326	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	219	—	1,152	—	—	1,152
Unrealized loss on marketable securities, net of tax	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	13,223	—	—	13,223
Net loss	—	—	—	—	(98,581)	(98,581)
Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized loss on marketable securities, net of tax	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	11,839	—	—	11,839
Net loss	—	—	—	—	(114,432)	(114,432)
Balance at December 31, 2021	63,375	$6	$402,941	$(139)	$(292,074)	$110,734

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(114,432)	$(98,581)	$(43,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,839	13,223	2,842
Amortization of premium and discounts on marketable securities	538	247	(16)
Non-cash operating lease expense	(37)	25	—
Depreciation	387	33	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,255)	(4,112)	2,367
Accounts payable	(4,022)	5,793	1,207
Accrued interest receivable	61	131	58
Accrued expenses	4,431	7,025	762
Other assets	—	(120)	—
Deferred revenue	7,105	—	—
Net cash used in operating activities	(95,385)	(76,336)	(36,065)

Investing activities
Purchase of marketable securities	(55,285)	(28,715)	(46,250)
Maturities of marketable securities	25,150	55,000	—
Purchase of fixed assets	(961)	(1,111)	—
Net cash (used in) provided by investing activities	(31,096)	25,174	(46,250)

Financing activities
Proceeds from underwritten public offering, net	102,329	103,270	42,651
Proceeds from private placement with Amgen	—	—	20,000
Proceeds from at-the-market stock sales, net	—	9,869	—
Proceeds from stock option exercises	48	1,152	290
Net cash provided by financing activities	102,377	114,291	62,941

Net increase (decrease) in cash and cash equivalents	(24,104)	63,129	(19,374)
Cash and cash equivalents at beginning of period	102,294	39,165	58,539
Cash and cash equivalents at end of period	$78,190	$102,294	$39,165

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$185	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$413	$—

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”), is a clinical-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability. The Company was incorporated in 2016 under the laws of the State of Delaware.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Provention Bio Limited. All intercompany transactions and balances have been eliminated in consolidation.

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2021, the Company had an accumulated deficit of $292.1 million. To date, the Company has not generated any revenues from commercial product sales and has financed its operations primarily through equity offerings.

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

In August 2019, the Company established an at-the-market program (“2019 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $50.0 million of shares of its common stock. In February 2021, the Company established a new at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. As of December 31, 2021, no sales have been made under this program. In connection with the establishment of the 2021 ATM Program, the Company terminated the 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, the Company sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

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

In January 2021, the Company completed an underwritten public offering in which it sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from the underwritten public offering were $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

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

The Company’s cash requirements for 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease, the Phase 2a PREVAIL clinical study of PRV-3279 in lupus, which was recently initiated in January of 2022, and the completion of the first-in-human PROVENT study of its PRV-101 polyvalent inactivated coxsackievirus B vaccine candidate.

Depending on the timing and outcome of the Company’s regulatory activities and the status of its plans to prepare for a potential regulatory approval of teplizumab by the FDA, the Company may encounter near-term liquidity needs that could impact its cash runway over the next 12 months. If the Company’s teplizumab BLA resubmission is approved by the FDA, factors that could impact its cash runway include, but are not limited to, anticipated costs of commercialization and potential milestone payments that may be triggered under the Company’s current agreements, including with MacroGenics. If the Company does not obtain additional financing, or prudently manage its expenses, the Company’s financial condition, cash flows and results of operations could be materially and adversely affected.

Based on the Company’s current business plans, management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2021, are sufficient to meet the Company’s operating requirements for at least the next 12 months from the issuance of these financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

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

In October 2021, the Company incorporated Provention Bio Limited, a wholly-owned private limited subsidiary, in the United Kingdom. The Company incorporated this subsidiary to facilitate the potential future submission of a Marketing Authorization Application (“MAA”) for teplizumab, to the Medicines and Healthcare Products Regulatory Agency (“MHRA”).

Cash, cash equivalents and concentration of credit risk

The Company considers only those investments which are highly liquid, readily convertible to cash, or that mature within 90 days from the date of purchase to be cash equivalents. Marketable securities are those investments with original maturities in excess of 90 days. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly-rated financial institutions.

Marketable securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Securities with an effective maturity greater than one year from the balance sheet date are classified as non-current. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of December 31, 2021, the Company has not recognized any impairment or credit losses on its available for sale securities.

Financial instruments

Cash, cash equivalents and marketable securities are reflected in the accompanying consolidated financial statements at fair value. The carrying amount of accounts payable and accrued expenses, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments.

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

Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities and are measured at the present value of the fixed payments due over the lease term minus the present value of any incentives, rebates or abatements expected to be received from the lessor. Options to extend a lease are typically excluded from the expected lease term as the exercise of the option is typically not reasonably certain. Leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee’s incremental borrowing rate. As the implicit rate is not typically readily determinable, the Company uses an incremental borrowing rate, which is established based upon the information available at the lease commencement date, to determine the present value of lease payments due under an arrangement. The incremental borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments.

ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are recognized in the consolidated statements of comprehensive loss in the same line item as expenses arising from fixed lease payments at the time when the event giving rise to the payment occurs.

Foreign currency translation

The Company considers the U.S. dollar to be its functional currency. Expenses denominated in foreign currencies are translated at the exchange rate on the date the expense is incurred. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in the consolidated statements of comprehensive loss. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company’s consolidated financial statements.

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

Accrued research and development expenses

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company’s computation of expected term is determined using the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon United States Treasury yield at the date of grant for a term equivalent to the expected term of the option.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the consolidated statements of comprehensive loss.

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Refer to Note 6 – Commitments and Contingencies, for specific details regarding the Company’s collaboration agreements.

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

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. Effective January 1, 2020, the Company adopted ASU 2018-13. The adoption had no impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Effective January 1, 2020, the Company adopted ASU 2018-15. The adoption had no impact on the Company’s consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which clarifies the interaction between the guidance for collaborative arrangements (Topic 808) and the new revenue recognition standard (Topic 606). Effective January 1, 2020, the Company adopted ASU 2018-18. The adoption had no impact on the Company’s consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period and should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating this new standard, but does not expect it to have a material impact on the Company’s consolidated financial statements and related disclosures.

4. CAPITALIZATION

On May 12, 2021, the Company held its Annual Meeting of Stockholders, at which the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.

As of December 31, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 63,374,738 were issued and outstanding. As of December 31, 2020, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share, of which 56,517,891 were issued and outstanding.

In addition, as of December 31, 2021 and December 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of December 31, 2021 and 2020 were $78.2 million and $102.3 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $48.9 million and $19.5 million at December 30, 2021 and 2020, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and have expected maturities ranging from less than one year to approximately two years. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of December 31, 2021, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not currently intend to sell its investments and the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value, allowance for credit losses and effective maturities of the Company’s available for sale securities:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$16,945	$—	$(24)	$16,921

Effective maturity between 1 and 2 years:
Corporate debt securities	32,136	—	(115)	32,021
Total	$49,081	$—	$(139)	$48,942

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$19,545	$—	$(15)	$19,530
Total	$19,545	$—	$(15)	$19,530

The Company’s available for sale securities are reported at fair value on the Company’s consolidated balance sheets. Unrealized losses are reported within accumulated other comprehensive loss in the consolidated statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities during the years ended December 31, 2021, 2020 and 2019, were as follows:

	Years Ended December 31,
	2021	2020	2019

Beginning balance	$(15)	$—	$—
Current period changes in fair value before reclassifications, net of tax	(124)	(15)	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—
Other comprehensive income (loss)	(124)	(15)	—
Ending balance	$(139)	$(15)	$—

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

In May 2018, the Company entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. In connection with the Company’s grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement (as defined below), in May 2021, the Company paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that the Company received from Huadong. See below for further description of the Huadong License Agreement.

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

As of December 31, 2021, the Company has not achieved any milestones that would trigger payments to MacroGenics.

In July 2019, MacroGenics elected to exercise its warrants for an aggregate of 2,432,688 shares on a cashless basis, resulting in the Company’s net issuance of 1,948,474 shares. Following the MacroGenics’ July 2019 warrant exercises, there were no additional warrants outstanding in connection with the MacroGenics License Agreement and the MacroGenics Asset Purchase Agreement.

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $2.5 million was received as of December 31, 2021. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company, and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company recently initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and is conducting a portion of this trial in Hong Kong.

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

The Company recognizes collaboration revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur from mid-2021 through the first half of 2024. The Company recognized collaboration revenue of $1.4 million during the year ending December 31, 2021, and total deferred revenue at December 31, 2021 was $7.1 million.

In November 2018, the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (ordesekimab, also known as AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”). Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to the Company, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case the Company will have an option to negotiate for the transfer to the Company of rights to AMG 714 pursuant to a termination license agreement between Amgen and the Company. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, the Company would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if the Company is not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention. In September 2019, in a private placement completed concurrently with the Company’s underwritten public offering, Amgen purchased 2,500,000 shares of the Company’s common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackievirus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share, for a total of $3.4 million as a license fee expense included as part of research & development expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which the Company paid $0.5 million to Vactech in April 2021. This payment was triggered upon the dosing of the first patient in the Phase 1 PROVENT study, which occurred in January 2021. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country-by-country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the European Union, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech.

Legal Proceedings

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and retired and former Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and April 8, 2021. The complaint seeks unspecified damages. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel were due to the Court on July 20, 2021. Two applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the two movants subsequently withdrew its application. On November 17, 2021, the Court appointed a Lead Plaintiff and Lead Counsel.

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company is named in both Derivative Actions as a nominal defendant. The Derivative Actions allege: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) seek contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The Derivative Actions seek unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The Derivative Actions also seek an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On January 4, 2022, the Court stayed proceedings in the Derivative Actions until resolution of the motion to stay, which remains pending before the Court.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Years Ended December 31,
	2021	2020	2019

Net loss	$(114,432)	$(98,581)	$(43,285)

Weighted average shares of common stock outstanding - basic and diluted	63,101	52,457	40,747
Net loss per share of common stock, basic and diluted	$(1.81)	$(1.88)	$(1.06)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Years Ended December 31,
	2021	2020	2019

Stock options	12,473	9,503	5,894
Warrants	1,705	1,705	2,125

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020

Accrued research and development costs	$7,156	$5,165
Accrued compensation	4,023	1,443
Accrued professional fees	1,396	1,197
Accrued pre-commercial costs	840	1,191
Other accrued liabilities	231	166
Total accrued expenses	$13,646	$9,162

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	December 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices
	in active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$78,190	$—	$—	$78,190
Investments in corporate debt securities[2]	—	48,942	—	48,942

	December 31, 2020
	Financial Instruments Carried at Fair Value
	Quoted prices
	in active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$102,294	$—	$—	$102,294
Investments in corporate debt securities[2]	—	19,530	—	19,530

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of December 31, 2021, there were options to purchase an aggregate of 11,035,382 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 1,768,825 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2022. As of December 31, 2021, there were 828,351 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of December 31, 2021, there were options to purchase 1,437,800 shares of common stock outstanding under the 2020 Inducement Plan and 562,200 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Years Ended December 31,
	2021	2020	2019

General and administrative	$7,462	$7,611	$1,546
Research and development	4,377	5,612	1,296
Total stock-based compensation expense	$11,839	$13,223	$2,842

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

A summary of option activity for the years ended December 31, 2021 and 2020 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2019	5,894	$6.33	8.5 years	$—
Granted	4,126	$12.87
Exercised	(219)	$5.28
Forfeited or expired	(298)	$9.39
Outstanding at December 31, 2020	9,503	$9.10	8.3 years	$—
Granted	4,104	$7.37
Exercised	(19)	$2.50
Forfeited or expired	(1,115)	$9.76
Outstanding at December 31, 2021	12,473	$8.48	8.0 years	$9,362
Exercisable at December 31, 2021	5,270	$7.04	6.7 years	$8,659

The weighted average grant-date fair value of options granted during the year ended December 31, 2021 was $5.13 per share. As of December 31, 2021, there were approximately 1,967,000 unvested options subject to performance-based vesting criteria with approximately $12.9 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of December 31, 2021, there were approximately 5,236,000 unvested options outstanding subject to time-based vesting with approximately $27.7 million of unrecognized compensation expense which will be recognized over a period of 2.8 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Years Ended December 31,
	2021	2020	2019

Cash proceeds from options exercised	$48	$1,152	$290
Aggregate intrinsic value of options exercised	$239	$1,615	$551

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2021	2020	2019

Exercise price	$7.37	$12.87	$10.34
Expected volatility	81%	74%	72%
Expected dividends	—	—	—
Expected term (in years)	6.1	6.2	6.3
Risk-free interest rate	1.13%	0.59%	1.90%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. During the years ending December 31, 2020 and 2019, certain warrant holders from the Series A Offering elected to exercise warrants for an aggregate of 312,689 and 4,065 shares, respectively, on a cashless basis, resulting in the Company’s net issuance of 259,542 and 3,167 shares, respectively. No warrants from the Series A Offering were exercised during the year ending December 31, 2021. As of December 31, 2021, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

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

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. During the years ending December 31, 2020 and 2019, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 107,051 and 27,063 shares, respectively, on a cashless basis, resulting in the Company’s net issuance of 66,316 and 15,746 shares, respectively. No warrants from the IPO were exercised during the year ending December 31, 2021. As of December 31, 2021, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2021	December 31, 2020

Software	$916	$—
Leasehold improvements	838	828
Furniture and fixtures	149	149
Clinical equipment	76	27
Office equipment	35	35
Software in progress	417	421
Construction in progress	—	10
	2,431	1,470
Less accumulated depreciation	(420)	(33)
Fixed assets, net	$2,011	$1,437

Depreciation expense was $0.4 million and $33 thousand for the years ended December 31, 2021 and 2020, respectively. The Company had no depreciation expense for the year ended December 31, 2019.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of December 31, 2021, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Year Ended December 31,
	2021	2020

Operating lease expense	$148	$25
Variable lease expense	25	3
Total lease expense	$173	$28

Supplemental balance sheet information related to leases are as follows:

	Classification	As of December 31, 2021	As of December 31, 2020

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$373	$408
Lease liabilities
Current	Accrued expenses	$125	$72
Non-current	Operating lease liabilities, long-term	$590	$715

Weighted average remaining lease term
Operating leases		4.2 years	5.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of December 31, 2021, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2022	$221
2023	227
2024	232
2025	238
2026	41
Thereafter	—
Total lease payments	959
Less: present value discount	244
Present value of lease liabilities	$715

14. INCOME TAXES

The Company recorded no provision or benefit for federal income taxes, as the Company has incurred a net loss for all periods presented, and the Company has provided a full valuation allowance against its net deferred tax asset. The Company recorded a benefit from state income taxes of approximately $1.0 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2019, the Company recorded no provision or benefit for state income taxes.

The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $11.9 million and $6.8 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) during the years ended December 31, 2021 and 2020, for net cash proceeds of $1.0 million and $0.5 million, respectively. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits, subject to a maximum lifetime benefit of $20.0 million. Under the Program, if the Company fails to use the net proceeds received from the Program for allowable expenditures or fails to maintain a headquarters or a base of operations in New Jersey during the five years following the date of closing, the Company may be subject to the recapture of up to the face value of the tax benefits.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $252.4 million, of which approximately $5.4 million will expire in varying amounts beginning in 2036. The balance of the Federal net operating loss carryforwards generated in 2018 and prospectively can be carried forward indefinitely. The Company has state NOLs in various jurisdictions of approximately $244.5 million, certain of which begin to expire beginning in 2031. The Company had federal and state research and development tax credit carryforwards, including orphan drug tax credits, of approximately $22.4 million at December 31, 2021.

Pursuant to Section 382 of the Internal Revenue Code (“Section 382”), and similar state tax laws, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. In general, an ownership change, as defined by Section 382, is a greater than 50% change, by value, in a corporation’s equity ownership over a three-year period. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax.

The Company recently completed a Section 382 study through December 31, 2021. Based on the study, the Company experienced a Section 382 ownership change in June 2020, which imposes annual limitations on the use of the Company’s pre-ownership change NOL’s and research and development tax credit carryforwards. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. The Company determined that all pre-ownership change carryforwards are still available for utilization prior to their expiration.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2021	2020	2019

Tax provision at statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(36.5)	(34.6)	(36.5)
Orphan drug credits	6.4	10.4	10.4
State income taxes, net of federal benefit	8.4	5.2	6.5
Sale of NJ net operating losses	0.7	0.4	—
Permanent items	—	(2.2)	(2.1)
Other	0.9	0.3	0.7
Effective tax rate	0.9%	0.5%	—%

The components of income tax benefit are as follows:

	Years Ended December 31,
	2021	2020	2019

Current:
Federal	$—	$—	$—
State	(1,000)	(523)	—
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$(1,000)	$(523)	$—

The income tax benefit recognized for the years ended December 31, 2021 and 2020 represent sales by the Company of its 2019 and 2018 New Jersey state net operating losses, from which the Company realized $1.0 million $0.5 million, respectively.

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
NOL carryforward	$70,050	$37,773
Federal R&D and orphan drug credits	21,763	15,819
Equity compensation	7,892	4,245
Product license	1,828	1,598
Other	468	390
Total deferred tax assets	102,001	59,825
Less valuation allowance	(102,001)	(59,825)
Net deferred tax assets	$—	$—

The Company’s gross deferred tax assets of $102.0 million and $59.8 million at December 31, 2021 and 2020, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been recorded. The Company has no uncertain tax positions at December 31, 2021. Since the Company is in a loss carryforward position, the Company is generally subject to United States federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. The Company has never been, nor is currently under audit. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense, however the Company has recorded no such expense to date.

In March 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on its income tax positions.

15. RELATED PARTY TRANSACTIONS

In connection with the MacroGenics Asset Purchase Agreement, the Company made a payment of approximately $0.1 million to Tolerance Therapeutics, Inc. during the year ended December 31, 2020. The Company did not make any payments to Tolerance Therapeutics Inc. during the years ended December 31, 2021 and 2019. Dr. Jeffrey Bluestone, who was appointed to the Company’s board of directors in March 2019, is a majority stockholder in Tolerance Therapeutics, Inc.

16. RETIREMENT SAVINGS PLAN

The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the years ended December 31, 2021, 2020 and 2019 were $0.6 million, $0.2 million, and $0.1 million, respectively.

