Form 10-Q
period 2022-03-31
Provention Bio, Inc.
filed 2022-05-05
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of the close of business on May 2, 2022, 64,040,216 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including, among others, statements regarding the impact of the ongoing COVID-19 pandemic on our business; the timing progress and potential success of our ongoing and planned clinical trials; our ongoing and planned engagements with regulatory agencies relating to, and the expected timing of regulatory review of, or decisions relating to, our product candidates; execution of our business plans; and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements into the first quarter of 2023, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	Our teplizumab Biologics License Application (“BLA”) resubmission in February 2022 for the delay of clinical type 1 diabetes (“T1D”) in at-risk individuals (“At-Risk Indication”), which the U.S. Food and Drug Administration (“FDA”) deemed to be complete and accepted for review on March 17, 2022 and for which the FDA assigned a user fee goal date of August 17, 2022, may not be ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 Complete Response Letter (“CRL”) for our original teplizumab BLA for an At-Risk Indication, including product quality and pharmacokinetic (“PK”) comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, a proposed adjusted 14-day dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Furthermore, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.
●	We are completely dependent on third parties to manufacture our product candidates, with no, to limited, redundancies in our supply chain, and the commercialization of our product candidates, if approved, could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates, or fail to do so at acceptable quality levels or prices.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.
●	We need to raise additional funding to support our business plans and operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all, of our product development programs or commercialization efforts.
●	We are a small company that relies on third parties for execution of our business operations and plans, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for conducting our clinical trials, manufacturing and testing our investigational and planned commercial drug products, including any additional work the FDA may require relating to product quality and PK comparability for teplizumab. If these parties fail to perform their contractual obligations or fail to comply with our requirements or the requirements of regulatory authorities our business plans and operations may be negatively, and materially, impacted.
●	The outbreak of the COVID-19 pandemic has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect or otherwise negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if we successfully obtain approval for our teplizumab BLA resubmission for an At-Risk Indication in the United States, or obtain approval for teplizumab from other competent authorities, including the European Commission in the European Union and the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our pipeline of products, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities for our product candidates, which could negatively and materially impact our business.

●	The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission.
●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	We have received breakthrough therapy designation and priority review from the FDA, a PRIority MEdicines (“PRIME”) designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the MHRA for teplizumab and we may pursue such expedited pathways for other product candidates, however, expedited development or regulatory review paths may not actually lead to a faster development or regulatory review or approval process.
●	We may not be able to obtain orphan drug marketing exclusivity for our product candidates.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, or the FDA may require other post-marketing commitments, which may require substantial financial resources and could delay regulatory approval or commercialization of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates, if approved.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us, and any loss of our rights to them could prevent us from developing, commercializing or selling our product candidates if approved.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability, securities law related, patent or other lawsuits are brought against us, we may incur substantial costs and liabilities and may be required to limit commercialization of our product candidates, if approved. See Part II, Item 1 Legal Proceedings for additional information.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,910	$78,190
Marketable securities	10,132	16,921
Prepaid expenses and other current assets	6,744	5,985
Total current assets	91,786	101,096

Non-current assets:
Marketable securities	28,316	32,021
Fixed assets, net	1,874	2,011
Operating lease right-of-use assets	362	373
Other assets	120	120
Total non-current assets	30,672	34,525
Total assets	$122,458	$135,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,238	$3,546
Accrued expenses and other current liabilities	12,434	13,646
Deferred revenue	7,374	5,599
Total current liabilities	27,046	22,791

Deferred revenue, net of current portion	651	1,506
Operating lease liabilities, long-term	555	590
Total liabilities	28,252	24,887

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 63,763,647 shares issued and outstanding at March 31, 2022; 63,374,738 shares issued and outstanding at December 31, 2021	6	6
Additional paid-in capital	408,956	402,941
Accumulated other comprehensive loss	(714)	(139)
Accumulated deficit	(314,042)	(292,074)
Total stockholders’ equity	94,206	110,734
Total liabilities and stockholders’ equity	$122,458	$135,621

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$580	$—

Operating expenses:
Research and development	17,355	19,687
General and administrative	12,306	12,781
Total operating expenses	29,661	32,468

Loss from operations	(29,081)	(32,468)
Interest income, net	57	28
Loss before income tax benefit	(29,024)	(32,440)
Income tax benefit	7,056	—
Net loss	$(21,968)	$(32,440)

Net loss per common share, basic and diluted	$(0.35)	$(0.52)
Weighted average common shares outstanding, basic and diluted	63,400	62,263

Net loss	$(21,968)	$(32,440)
Other comprehensive loss:
Unrealized loss on marketable securities	(575)	(1)
Total comprehensive loss	$(22,543)	$(32,441)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	63,375	$6	$402,941	$(139)	$(292,074)	$110,734
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	380	—	2,682	—	—	2,682
Issuance of common stock in connection with stock option exercises	9	—	18	—	—	18
Unrealized loss on marketable securities, net of tax	—	—	—	(575)	—	(575)
Stock-based compensation	—	—	3,315	—	—	3,315
Net loss	—	—	—	—	(21,968)	(21,968)
Balance at March 31, 2022	63,764	$6	$408,956	$(714)	$(314,042)	$94,206

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized loss on marketable securities, net of tax	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,857	—	—	2,857
Net loss	—	—	—	—	(32,440)	(32,440)
Balance at March 31, 2021	63,375	$6	$393,959	$(16)	$(210,082)	$183,867

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(21,968)	$(32,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,315	2,857
Amortization of premium and discounts on marketable securities	156	175
Non-cash operating lease expense	(18)	14
Depreciation	137	73
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(209)	284
Accounts payable	3,692	715
Accrued interest receivable	163	83
Accrued expenses and other current liabilities	(1,218)	4,752
Deferred revenue	920	7,000
Net cash used in operating activities	(15,030)	(16,487)

Investing activities
Purchase of marketable securities	—	(12,397)
Maturities of marketable securities	9,600	4,820
Purchase of fixed assets	—	(250)
Net cash provided by (used in) investing activities	9,600	(7,827)

Financing activities
Proceeds from underwritten public offering, net	—	102,329
Proceeds from at-the-market stock sales, net	2,132	—
Proceeds from stock option exercises	18	48
Net cash provided by financing activities	2,150	102,377

Net (decrease) increase in cash and cash equivalents	(3,280)	78,063
Cash and cash equivalents at beginning of period	78,190	102,294
Cash and cash equivalents at end of period	$74,910	$180,357

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$55	$23
Supplemental disclosure of non-cash financing activities:
Proceeds from unsettled at-the-market stock sales, net	$550	$—

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Basis of presentation

The accompanying unaudited consolidated financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2021, as filed with the SEC on February 24, 2022.

In the opinion of management, the unaudited consolidated financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty. The Company has incurred recurring losses since inception and as of March 31, 2022, the Company had an accumulated deficit of $314.0 million. To date, the Company has not generated any revenues from commercial product sales and has financed its operations primarily through equity offerings.

The Company has devoted substantially all of its financial resources and efforts to research and development and pre-commercial activities. Although the Company had cash, cash equivalents and marketable securities of approximately $113.4 million as of March 31, 2022, the Company expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates, strategic alliances, the development of its administrative and commercial organization and pre-commercial activities for teplizumab. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

The Company’s cash requirements for the remainder of 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Following the acceptance of the Company’s resubmitted BLA for teplizumab by the FDA in March 2022, the Company plans to further increase its pre-commercial spending to prepare for the potential commercial launch of teplizumab in the second half of 2022. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

The Company believes, based on its current operating plans, which include the Company’s plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that its cash, cash equivalents and marketable securities of $113.4 million as of March 31, 2022 will be sufficient to fund its operations into the first quarter of 2023. The Company has based these estimates on assumptions that may differ from actual results, and the Company’s available capital resources could be consumed faster than it currently expects.

The Company will require substantial additional financing to fund its operations, to continue to execute its strategy, and to continue as a going concern. The Company may raise capital through public or private equity or debt financings. The sale of equity or other securities may result in dilution to the Company’s stockholders and certain of those securities may have rights senior to those of the Company’s existing shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of the Company’s clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to the Company. Lack of necessary funds may require the Company, among other things, to delay, scale back or eliminate some or all of the Company’s planned operations.

Depending on the timing and outcome of the Company’s regulatory activities and the status of its plans to prepare for a potential regulatory approval of teplizumab by the FDA, the Company may encounter near-term liquidity needs that could impact its cash runway. If the Company’s teplizumab BLA resubmission is approved by the FDA, factors that could impact its cash runway include, but are not limited to, changes to estimated costs of commercialization and potential milestone payments that may be triggered under the Company’s current agreements, including with MacroGenics.

The Company has established an at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. During the quarter ended March 31, 2022, the Company sold 379,909 shares of its common stock for aggregate net proceeds of approximately $2.7 million, net of $0.3 million in sales commissions and other offering expenses, under the 2021 ATM Program.

In January 2021, the Company completed an underwritten public offering in which it sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering were $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of March 31, 2022, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

All research and development expenses are charged to operations as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

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

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the options granted by the Company. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected volatility calculation. The Company’s computation of expected term is determined using the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends. The risk-free interest rate is based on the zero-coupon United States Treasury yield at the date of grant for a term equivalent to the expected term of the option.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. Effective January 1, 2022, the Company adopted ASU 2021-04 on a prospective basis. The adoption had no impact on the Company’s consolidated financial statements and related disclosures.

4. CAPITALIZATION

As of March 31, 2022 and December 31, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 63,763,647 and 63,374,738 shares, respectively, were issued and outstanding. In addition, as of March 31, 2022 and December 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2022 and December 31, 2021 were $74.9 million and $78.2 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $38.4 million and $48.9 million at March 31, 2022 and December 31, 2021, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and have expected maturities ranging from less than 12 months to approximately 19 months. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of March 31, 2022, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and, based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value, allowance for credit losses and effective maturities of the Company’s available for sale securities:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$10,233	$—	$(101)	$10,132

Effective maturity between 1 and 2 years:
Corporate debt securities	28,929	—	(613)	28,316
Total	$39,162	$—	$(714)	$38,448

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$16,945	$—	$(24)	$16,921

Effective maturity between 1 and 2 years:
Corporate debt securities	32,136	—	(115)	32,021
Total	$49,081	$—	$(139)	$48,942

The Company’s available for sale securities are reported at fair value on the Company’s consolidated balance sheets. Unrealized losses are reported within accumulated other comprehensive loss in the consolidated statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021

Beginning balance	$(139)	$(15)
Current period changes in fair value before reclassifications, net of tax	(575)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—
Other comprehensive loss	(575)	(1)
Ending balance	$(714)	$(16)

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

In May 2018, the Company entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, of which, $0.4 million became payable to MacroGenics in March 2022 upon the enrollment of the first patient in the Phase 2a PREVAIL-2 study, and an additional $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. In connection with the Company’s grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement (as defined below), in May 2021, the Company paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that the Company received from Huadong. See below for further description of the Huadong License Agreement.

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

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and has the ability to receive up to $11.5 million in research, development and manufacturing funding. As of March 31, 2022, the Company has received an aggregate of $4.0 million in research, development and manufacturing funding under the Huadong License Agreement, including $1.5 million received during the first quarter of 2022. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company, and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and is conducting a portion of this trial in Hong Kong.

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

The Company recognizes collaboration revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur through the first half of 2024. The Company recognized collaboration revenue of $0.6 million during the three months ending March 31, 2022, and total deferred revenue at March 31, 2022 was $8.0 million.

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

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022. The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. The motion to dismiss is currently pending.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Net loss	$(21,968)	$(32,440)

Weighted average shares of common stock outstanding - basic and diluted	63,400	62,263
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.52)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended March 31,
	2022	2021

Stock options	14,908	9,698
Warrants	1,705	1,705

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021

Accrued research and development costs	$8,130	$7,156
Accrued compensation	2,222	4,023
Accrued professional fees	1,020	1,396
Accrued pre-commercial costs	875	840
Other accrued liabilities	187	231
Total accrued expenses	$12,434	$13,646

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	March 31, 2022
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents[1]	$74,910	$—	$—	$74,910
Investments in Corporate debt securities[2]	—	38,448	—	38,448

	December 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash and cash equivalents [1]	$78,190	$—	$—	$78,190
Investments in Corporate debt securities[2]	—	48,942	—	48,942

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants and advisors. As of March 31, 2022, there were options to purchase an aggregate of 13,266,924 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 1,768,825 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2022. As of March 31, 2022, there were 356,634 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of March 31, 2022, there were options to purchase 1,640,800 shares of common stock outstanding under the 2020 Inducement Plan and 359,200 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended March 31,
	2022	2021

General and administrative	$1,873	$1,806
Research and development	1,442	1,051
Total stock-based compensation expense	$3,315	$2,857

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

A summary of option activity for the three months ended March 31, 2022 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2021	12,473	$8.48	8.0 years	$—
Granted	2,487	$4.52
Exercised	(9)	$1.97
Forfeited or expired	(43)	$9.08
Outstanding at March 31, 2022	14,908	$7.82	7.7 years	$23,526
Exercisable at March 31, 2022	5,628	$7.27	6.0 years	$13,872

The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 was $3.14 per share. As of March 31, 2022, there were approximately 1,907,000 unvested options subject to performance-based vesting criteria with approximately $12.7 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of March 31, 2022, there were approximately 7,373,000 unvested options outstanding subject to time-based vesting with approximately $32.1 million of unrecognized compensation expense which will be recognized over a period of 2.9 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended March 31,
	2022	2021

Cash proceeds from options exercised	$18	$48
Aggregate intrinsic value of options exercised	54	239

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Three Months Ended March 31,
	2022	2021

Exercise price	$4.52	$15.32
Expected volatility	80%	80%
Expected dividends	—	—
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.71%	0.62%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the zero-coupon United States Treasury yield at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected volatility calculation.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. No warrants from the Series A Offering were exercised during the three months ending March 31, 2022 and 2021. As of March 31, 2022, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. No warrants from the IPO were exercised during the three months ending March 31, 2022 and 2021. As of March 31, 2022, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

12. FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2022	December 31, 2021

Software	$935	$916
Leasehold improvements	838	838
Furniture and fixtures	149	149
Clinical equipment	76	76
Office equipment	35	35
Software in progress	398	417
	2,431	2,431
Less accumulated depreciation	(557)	(420)
Fixed assets, net	$1,874	$2,011

Depreciation expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of March 31, 2022, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Three Months Ended March 31,
	2022	2021

Operating lease expense	$37	$37
Variable lease expense	9	5
Total lease expense	$46	$42

Supplemental balance sheet information related to leases are as follows:

	Classification	As of March 31, 2022	As of December 31, 2021

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$362	$373
Lease liabilities
Current	Accrued expenses	$131	$125
Non-current	Operating lease liabilities, long-term	$555	$590

Weighted average remaining lease term
Operating leases		3.9 years	4.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of March 31, 2022, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2022 (remaining)	$166
2023	227
2024	232
2025	238
2026	41
Thereafter	—
Total lease payments	904
Less: present value discount	218
Present value of lease liabilities	$686

14. INCOME TAXES

The Company recorded a benefit from state income taxes of approximately $7.1 million for the three months ended March 31, 2022. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $86.9 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $7.1 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits. The Company recorded no provision or benefit for state income taxes for the three months ended March 31, 2021.

15. SUBSEQUENT EVENTS

During the period from April 1, 2022 through May 2, 2022, the Company sold an aggregate of 276,569 shares of its common stock for aggregate net proceeds of approximately $1.5 million, net of $48 thousand in sales commissions, under the 2021 ATM Program. As of May 2, 2022, the Company has $145.5 million of available capacity under the 2021 ATM Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have not generated any revenue from commercial product sales to date and, through March 31, 2022, we had an accumulated deficit of $314.0 million. We have financed our operations primarily through equity offerings.

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

Our Focus and Pipeline

Our goal is to pioneer substantial improvements in standards of care for autoimmune disease. Autoimmune disorders are a leading cause of death and disability around the world. Over 23 million patients in the United States live with autoimmune disease, with prevalence increasing significantly. There are over 100 types of autoimmune disorders which reduce patient quality-of-life, can result in complications such as cardiovascular risk and organ failures, and increase the risk of overall mortality.

Our portfolio aims to address autoimmune disease through modulating key upstream and nodal mechanisms of immune dysregulation. Our lead asset is focused initially on patients at-risk for clinical T1D, for which we resubmitted a BLA to the FDA, have been assigned a user fee goal date of August 17, 2022 and continue to prepare for a potential approval and commercialization, and newly diagnosed patients, for which we have an ongoing Phase 3 clinical trial, the PROTECT study. Further, we intend to pursue the development of our other pipeline product candidates in systemic lupus erythematosus (“SLE”), celiac disease, and other debilitating and life-threatening autoimmune diseases.

While the etiology of autoimmune diseases is often complex, poorly characterized or unknown, infections are believed to play a key role in triggering disease. Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. But when patients have the requisite genetic predisposition for autoimmunity, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. Our pipeline of investigational candidates under development target upstream autoimmune pathways and viral triggers with the goal of intercepting and preventing life-threatening and debilitating immune-mediated diseases.

Pipeline Status

●	PRV-031 (teplizumab): a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay of clinical T1D in at-risk individuals and for patients with newly-diagnosed T1D. Teplizumab has been designated by the FDA as an orphan drug for the treatment of newly-diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019, PRIME eligibility from the EMA in October 2019 and granted an Innovation Passport in the United Kingdom in July 2021 for the delay of clinical T1D in at-risk individuals;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015 (ordesekimab): a human anti-interleukin 15 (“IL-15”) mAb for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-101: a coxsackievirus B (“CVB”) vaccine to prevent acute CVB infections and, in those patients at-risk, to prevent the CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

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

Teplizumab BLA Resubmission

On February 22, 2022, we announced that we resubmitted the BLA for teplizumab for the delay of clinical T1D in at-risk individuals. The purpose of the resubmission is to address the FDA’s PK comparability considerations contained in the CRL issued in July 2021, as well as the CRL’s CMC and product quality considerations. The CRL did not cite any clinical deficiencies related to the efficacy and safety data packages submitted to the original BLA. The resubmission comes after the January 2022 Type B meeting during which the FDA proposed, and we agreed, to use PK modeling to adjust the 14-day dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials by ensuring that the 90% confidence intervals for relevant PK parameters fall within the target 80-125% range.

Teplizumab BLA Resubmission Acceptance

On March 21, 2022, we announced that the resubmitted BLA for teplizumab for the delay of clinical T1D in at-risk individuals was considered a complete, class 2 response to the July 2021 CRL from the FDA. The FDA assigned a user fee goal date of August 17, 2022.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

PREVAIL-2 Phase 2a Study

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

PRV-101 (CVB Vaccine)

Final Results from First-in-Human Phase 1 Clinical Study of PRV-101 (PROVENT Study)

On March 28, 2022, we announced results from the final analysis of the first-in-human PROVENT study of PRV-101, a polyvalent inactivated CVB vaccine candidate targeting all key CVB strains associated with T1D autoimmunity. We are developing PRV-101 for the prevention of CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

The study’s primary endpoint was the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity were also evaluated. In the final analysis, six-months following the last administered dose of the vaccine, PRV-101 met the primary endpoint confirming the tolerability observed in the previously reported interim analysis, with no treatment-emerging serious adverse events, adverse events of special interest, or adverse events leading to study drug discontinuation or study withdrawal. The results showed durability of viral neutralizing antibody (“VNT”) responses. Six-months following the final dosing, the percentage of subjects in the high-dose PRV-101 arm who maintained high titers of VNT were 100% for the majority of serotypes included in the vaccine and no less than 90% for all serotypes. We are currently exploring partnership opportunities to further the clinical development of PRV-101.

Impact of COVID-19 on our Business

We are closely monitoring continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of the pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, manufacturing and supply chain, regulatory review and related timelines for our BLA resubmission, including any potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we initiated the study in January 2022.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Collaboration Revenue

To date, we have not generated any revenue from commercial product sales. Our revenue currently consists only of collaboration revenue recognized under our License Agreement with Huadong, including certain amounts recognized in connection with the upfront license payment and research, development and manufacturing funding. We recognize revenue under the Huadong License Agreement using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur through the first half of 2024. We expect that revenue will fluctuate from period to period as a result of the timing of expenses incurred in conjunction with the related research and development activities.

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through March 31, 2022, have been principally related to the acquisition and development of our clinical programs, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, pre-commercial, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for marketing and other pre-commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase significantly as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Interest Income, Net

Interest income, net, consists of interest income earned on our cash, cash equivalents and marketable securities offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$580	$—	$580
Operating expenses:
Research and development	17,355	19,687	(2,332)
General and administrative	12,306	12,781	(475)
Total operating expenses	29,661	32,468	(2,807)
Loss from operations	(29,081)	(32,468)	(3,387)
Interest income, net	57	28	29
Loss before income tax benefit	(29,024)	(32,440)	(3,416)
Income tax benefit	7,056	—	7,056
Net loss	$(21,968)	$(32,440)	$(10,472)

Net loss per common share, basic and diluted	$(0.35)	$(0.52)
Weighted average common shares outstanding, basic and diluted	63,400	62,263

Collaboration Revenue

Collaboration revenue was $0.6 million for the three months ended March 31, 2022, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses were $17.4 million for the three months ended March 31, 2022, a decrease of $2.3 million, compared to $19.7 million for the three months ended March 31, 2021. The decrease related primarily to lower costs for our teplizumab program, including the PROTECT study, as we completed target enrollment in August 2021, and lower costs for manufacturing and regulatory activities, compared to the prior year period, which included costs related to the initial teplizumab BLA submission. We also incurred $1.1 million in expenses related to the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement, which was paid to MacroGenics in May 2021, and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. This decrease in research and development expenses was offset by increased costs for the PROACTIVE Phase 2b study (PRV-015) and for the PREVAIL-2 Phase 2a study (PRV-3279) which was initiated in January 2022. Research and development expenses for the three months ended March 31, 2022 and 2021 also included personnel costs of $5.7 million and $3.7 million, respectively, including stock-based compensation of $1.4 million and $1.1 million in each respective year. The increase in personnel costs relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the three months ended March 31, 2022, a decrease of $0.5 million, compared to $12.8 million for the three months ended March 31, 2021. General and administrative expenses for the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$5,360	$6,254	$(894)
Other general and administrative expenses	6,946	6,527	419
Total general and administrative expenses	$12,306	$12,781	$(475)

Pre-commercial expenses were $5.4 million for the three months ended March 31, 2022 and primarily consisted of $2.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $3.2 million in personnel costs, including stock-based compensation of $0.5 million. Pre-commercial expenses were $6.3 million for the three months ended March 31, 2021 and primarily consisted of $4.3 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $2.0 million in personnel costs, including stock-based compensation of $0.4 million. The decrease in pre-commercial expenses related primarily to a reduction in our pre-commercial activities and associated costs following the CRL issued by the FDA for our BLA for teplizumab in July 2021. Following the FDA’s acceptance of our BLA resubmission in March 2022, we expect our pre-commercial activities to increase as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $6.9 million for the three months ended March 31, 2022 and primarily consisted of $3.2 million in personnel costs, including stock-based compensation of $1.4 million, $2.5 million in professional fees and legal expenses and approximately $0.7 million in insurance and other public company costs. Other general and administrative expenses were $6.5 million for the three months ended March 31, 2021 and primarily consisted of $2.9 million in personnel costs, including stock-based compensation of $1.4 million, $2.5 million in professional fees and legal expenses and approximately $0.7 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $57 thousand during the three months ended March 31, 2022, compared to $28 thousand during the three months ended March 31, 2021. The increase in interest income, net, primarily related to increased interest income on our marketable securities due to higher yields from our corporate bond portfolio during the three months ended March 31, 2022.

Income Tax Benefit

We recorded an income tax benefit of $7.1 million during the three months ended March 31, 2022, which related to the proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the three months ended March 31, 2021.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $113.4 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and corporate debt securities. Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $366.9 million to date, net of underwriting discounts, commissions and other offering expenses.

In February 2021, we established a new at-the-market program (the “2021 ATM Program”) through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. During the quarter ended March 31, 2022, we sold 379,909 shares of our common stock for aggregate net proceeds of approximately $2.7 million, net of $0.3 million in sales commissions and other offering expenses, under the 2021 ATM Program.

In January 2021, we completed an underwritten public offering in which we sold 6,250,000 shares of common stock at a public offering price of $16.00 per share. In February 2021, the underwriters partially exercised their option to purchase an additional 587,500 shares at a price of $16.00 per share. In the aggregate, total net proceeds from this underwritten public offering were $102.3 million, after deducting underwriting discounts and commissions of $6.6 million and other offering expenses of $0.5 million.

We have devoted substantially all of our financial resources and efforts to research and development and pre-commercial activities. Although we had cash, cash equivalents and marketable securities of approximately $113.4 million as of March 31, 2022, we expect to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of our product candidates, strategic alliances, the development of our administrative and commercial organization and pre-commercial activities for teplizumab. Our net losses may fluctuate significantly from quarter to quarter and year to year. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Our cash requirements for the remainder of 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Following the acceptance of our resubmitted BLA for teplizumab by the FDA in March 2022, we plan to further increase our pre-commercial spend to prepare for the potential commercial launch of teplizumab in the second half of 2022. Other factors include costs related to our other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA and other factors described above, that our cash, cash equivalents and marketable securities of $113.4 million as of March 31, 2022 will be sufficient to fund our operations into the first quarter of 2023. We have based these estimates on assumptions that may differ from actual results, and our available capital resources could be consumed faster than we currently expect.

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

Depending on the timing and outcome of our regulatory activities and the status of our plans to prepare for a potential regulatory approval of teplizumab by the FDA, we may encounter near-term liquidity needs that could impact our cash runway. If our teplizumab BLA resubmission is approved by the FDA, factors that could impact our cash runway include, but are not limited to, changes to estimated costs of commercialization and potential milestone payments that may be triggered under our current agreements, including with MacroGenics.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,030)	$(16,487)
Investing activities	9,600	(7,827)
Financing activities	2,150	102,377
Net change in cash and cash equivalents	$(3,280)	$78,063

Cash Flows from Operating Activities

Net cash used in operating activities was $15.0 million for the three months ended March 31, 2022, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-3279, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $1.5 million received from Huadong in connection with the Huadong License Agreement during the three months ended March 31, 2022. Our working capital was $64.7 million as of March 31, 2022.

Net cash used in operating activities was $16.5 million for the three months ended March 31, 2021 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $7.0 million received from Huadong in connection with the Huadong License Agreement, which was recorded as deferred revenue as of March 31, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities was $9.6 million for the three months ended March 31, 2022, and primarily related to proceeds received from the maturity of marketable securities totaling $9.6 million.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2021 and primarily related to the purchases of marketable securities totaling $12.4 million and capital expenditures associated with information systems of $0.2 million offset by proceeds received from the maturity of marketable securities totaling $4.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2022, and primarily related to aggregate net proceeds received from the sale of our common stock under our 2021 ATM program of $2.1 million, as well as proceeds received from stock option exercises during the period.

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

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 – Commitments and Contingencies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

In July 2020, we entered into an agreement to lease approximately 7,000 square feet of office space in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the lease commencement date, which occurred in October 2020, with base annual lease payments of approximately $0.2 million.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash. As of March 31, 2022, we had $0.6 million of contracted purchase obligations which represents our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreement(s) with AGC Biologics and our other CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement. These committed purchase obligations are expected to be incurred within one year from the issuance of these financial statements.

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

TRENDS AFFECTING OUR BUSINESS

We are a clinical development stage company and do not currently generate revenue from commercial product sales. As of the date of this Quarterly Report on Form 10-Q, we do not have any product candidates that have received regulatory approval from the FDA, or any other comparable foreign regulatory authority. Our revenue recognized from our collaborative agreements is dependent largely on internal efforts, which are mostly within our control. Other than as discussed below and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

COVID-19

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment. We have experienced some level of disruption to three of our current clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed predominantly due to COVID-19 related impacts, and we recently initiated the study in January 2022.

Inflation

Inflation has increased during the periods covered by this report and is expected to continue to increase for the near future. Factors that may be impacted by inflation include manufacturing, research and development, general and administrative, and personnel related expenses. We have not been affected materially by inflation during the periods covered by this report, however, inflationary increases in the future may adversely impact our business and corresponding financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which are detailed further within this Quarterly Report on Form 10-Q. See Note 3 – Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Recent Accounting Pronouncements

See Note 3 – Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $113.4 million as of March 31, 2022, consisting of cash and investments in money market funds and certain short and long-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three months ended March 31, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of March 31, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022. The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. The motion to dismiss is currently pending.

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

We need to raise additional funding. If we are unable to raise sufficient capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the three months ended March 31, 2022 and 2021, we had a net loss of $22.0 million and $32.4 million, respectively, and as of March 31, 2022, we had an accumulated deficit of $314.0 million. Although we had cash, cash equivalents and marketable securities of approximately $113.4 million as of March 31, 2022, we expect to continue to incur significant expenses and increasing operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that our cash, cash equivalents and marketable securities will be sufficient to fund current operating requirements into the first quarter of 2023. If our teplizumab BLA resubmission is approved by the FDA, factors that could impact our cash runway include, but are not limited to, changes to estimated costs of commercialization and potential milestone payments that may be triggered under our current agreements, including with MacroGenics. We have based these estimates on assumptions that may prove to be wrong, and our available capital resources could be consumed faster than we currently expect.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development strategy;
●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals for our product candidates;
●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	the cost of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;
●	any product liability or other lawsuits related to our product candidates and the costs associated with defending them or the results of such lawsuits;
●	the cost of defending against securities litigation including stock-drop litigation and related derivative lawsuits;
●	the cost of growing our ongoing development operations and establishing commercialization operations;
●	the cost to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	the costs associated with commercialization.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our BLA resubmission in February 2022 and our regulatory efforts may not successfully address to the FDA’s satisfaction, the deficiencies identified by the FDA in the July 2021 CRL, including deficiencies related to the demonstration of PK comparability of our planned commercial product and drug product used in historical clinical trials as well as other product quality requirements. If we are not able to satisfy the FDA’s requests and requirements, including, as requested by the FDA in our January 2022 Type B meeting, including in the BLA resubmission an adjusted dosing regimen for the planned commercial product to match the exposure of clinical material used in prior clinical trials with safety justifications to the FDA’s satisfaction, we may not be successful in obtaining approval of teplizumab for the at-risk patient indication in the near-term, or at all. Additionally, if we are not able to address the FDA’s PK comparability and other requirements and obtain approval for teplizumab for the delay of clinical T1D in at-risk individuals, we may be required to conduct additional research, analysis or clinical trials before we can submit a BLA for teplizumab in a newly diagnosed patient indication.

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

Our teplizumab BLA resubmission in February 2022 for the At-Risk Indication, which the FDA deemed to be complete and accepted for review on March 17, 2022 and for which the FDA assigned a user fee goal date of August 17, 2022, may not be ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 CRL for our original teplizumab BLA for an At-Risk Indication, including product quality and PK comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, an adjusted dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Additionally, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.

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

Our product candidates are in various stages of clinical development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, apart from the potential commercial launch of teplizumab in the second half of 2022, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. For example, our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to three of our current or planned clinical trials. For example, in March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results from the PROTECT study in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions, issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients were delayed, predominantly due to COVID-19 related impacts on our plans, and we recently initiated the study in January 2022.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, the United Kingdom and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

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

Additionally, the COVID-19 pandemic has significantly impacted the FDA’s ability to conduct domestic and foreign inspections. On March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products; and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021 the FDA issued guidance on conducting voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical and clinical research. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have limited experience manufacturing teplizumab and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of teplizumab drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of teplizumab. We have entered into agreements with our third-party manufacturers to manufacture teplizumab for our anticipated clinical trial needs and plan to enter into additional statements or work and agreements to support teplizumab supply needs, including for a potential commercialization. We believe supplies of teplizumab sufficient to supply the PROTECT study and to fulfill our initial commercial launch needs in the United States, if approval is obtained, have already been manufactured by our third-party manufacturers and have the ability to enter into new statements of work with our manufacturers to increase our teplizumab supply.

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMOs by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, will need to be approved by the FDA. In the July 2, 2021 CRL received by the Company, the FDA stated that as PK remains the primary endpoint for demonstration of comparability between the two products, the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary. Additionally, the CRL raised product quality and other considerations that we believe we have addressed in our February 2022 BLA resubmission, however, the FDA will ultimately determine whether our efforts sufficiently address their considerations and support an approval. Addressing the FDA’s requests and requirements in the CRL and in subsequent Type A and Type B meetings, including our related efforts to otherwise complete work to support approval of teplizumab for the at-risk indication, as well as the development of our other product candidates will require additional time, resources and successful execution and support by our CMOs and service providers, on whom we are highly dependent to execute on our business plans in a compliant and timely manner. If they fail to do so, it could result in delays or failures of execution that could negatively impact the FDA’s review and decision on our BLA resubmission or any potential commercialization of teplizumab, or otherwise negatively impact our product development efforts including our ongoing clinical trials, such as the PROTECT Study, and planned clinical trials. The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of regulatory decisions relating to our BLA resubmission. Additionally, we have critical testing and stability work ongoing at one of our CMOs for teplizumab, that if not executed in a timely and compliant manner by our CMO, could negatively impact our BLA resubmission and product development efforts.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do, that the views of different regulatory authorities on our study results and data will be consistent with each other or that any future trials of any of our product candidates will achieve positive results. For example, in the European Union, we have initiated the process of seeking scientific advice from the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support a marketing authorization application (“MAA”), for the use of PRV-031 in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of PRV-031 supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current PRV-031 data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of PRV-031 in the European Union and European Economic Area (“EEA”) for this indication. We have independently engaged with the MHRA to discuss a potential regulatory path for PRV-031 in the United Kingdom. We filed for and received in July 2021 an Innovation Passport for teplizumab in the UK. The Innovation Passport is the mandated entry point to the Innovative License and Access Pathway (“ILAP”) in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA in the United Kingdom, ILAP partner agencies such as the NICE and the Scottish Medicines Consortium will help us evaluate the possible regulatory and market access paths forward in the United Kingdom for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of PRV-031. We have started a preliminary discussion with MHRA and its ILAP partners in the development of a TDP and identification of the relevant toolkits to support approval of and market access to teplizumab in the United Kingdom. Further engagement with the MHRA and its ILAP partners is planned in 2022. There is no guarantee that a similar position would be taken by the EMA in the European Union. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for PRV-031, nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that PRV-031 would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP guidance entitled “Points to consider on application with (i) meta-analyses and (ii) one pivotal study” (CPMP/EWP/2330/99), which for the time being, is still relevant to applications made in the United Kingdom. We also plan additional engagements with EMA and other European stakeholders, including the relevant European national regulatory authorities, in 2022; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or a positive opinion by the EMA and a subsequent marketing authorization by the European Commission. Even if PRV-031 is approved in United Kingdom and/or in the European Union, the MHRA or EMA/European Commission, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which we may or may not be able to comply with. Even if teplizumab were to be granted a marketing authorization, we could not guarantee that the payers and health technology agencies in the United Kingdom and the Member States of the European Union would accept the therapeutic value and/or cost-effectiveness of teplizumab for it to be adopted for clinical use in the respective national health systems.

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

The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically by a chemical process. In addition, after receiving product approval, the FDA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA and other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Failure to successfully discover, develop, manufacture and sell biologics could adversely impact our business and results of operations.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, MHRA and other regulatory authorities in the United States, European Union, United Kingdom and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of a New Drug Application (“NDA”), or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and grant of manufacturing authorizations by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected. Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

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

Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA/European Commission, MHRA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming patient registries or post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”) in the United States or other comparable Risk Management Plan and risk minimization measures in the United Kingdom and the EU. If the FDA concludes a REMS is needed in the United States, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

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

Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain such designation or obtain orphan drug marketing exclusivity. Even if we obtain orphan drug marketing exclusivity, it may not effectively protect the product from competition.

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

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results. The pricing and reimbursement of medicinal products in the European Union and the United Kingdom is subject to strict governmental control. Pricing and reimbursement negotiations with governmental authorities are complex and may take significant amounts of time. To obtain reimbursement and/or pricing approval in the European Union Member States and/or the UK, we may be required to conduct studies or otherwise provide data demonstrating the cost effectiveness of our products compared with other available established therapies. The conduct of such studies could also result in delays in the commercialization of our products. Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessment of the product’s added value as compared to existing treatments, could decrease the price of our products or the indications for which we are able to obtain reimbursement, which would result in lower revenues to us. New legislative and policy initiatives in the European Union, aimed at increasing accessibility and affordability of medicinal products, and the increased cooperation between the European Union Member States may further impact the price and reimbursement status of our products in the future. On December 15, 2021, European Union legislatures adopted Regulation (EU) 2021/2282 of the European Parliament and of the Council on health technology assessment and amending Directive 2011/24/EU. The new Regulation will apply from January 2025 which will facilitate the greater coordination and cooperation within the European Union of an assessment of the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies in a health technology assessment.

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

We may seek FDA pediatric exclusivity for some of our products. For a biologic, pediatric exclusivity adds 6 months of marketing exclusivity to any existing exclusivity to include all formulations, dosage forms, and indications for the active moiety. Pediatric exclusivity may be awarded when a company completes pediatric studies described in an FDA Written Request letter. Even though the Company seeks pediatric exclusivity, the FDA may not agree to issue a Written Request, or the Company may not complete the studies as described in the FDA Written Request.

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

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States, with similar requirements in other jurisdictions. Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See the section entitled “Business—Government Regulation” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

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

On December 23, 2021, the Lead Plaintiff and named plaintiff filed an amended complaint (the “Amended Complaint”). The Amended Complaint similarly alleges violations of the Exchange Act and Rule 10b-5 by the Company, Mr. Palmer, and Mr. Drechsler in connection with disclosures concerning the teplizumab BLA and its commercialization timeline, as well as disclosures concerning the TN-10 At-Risk Study. Lead Plaintiff now seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also seeks unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022. The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. The motion to dismiss is currently pending.

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

Prior to our IPO, there was no public market for shares of our common stock. Although our common stock is listed on The Nasdaq Global Select Market (“Nasdaq”), the market for our shares has demonstrated varying levels of trading activity and an active public market for our shares may not be sustained. The lack of an active market may impair the ability to sell shares at the time a shareholder wishes to sell them or at a price that a shareholder may consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.6% of our voting stock as of March 31, 2022. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of March 31, 2022, approximately 17.3 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, United Kingdom and European Union. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: May 5, 2022	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

