Form 10-Q
period 2022-06-30
Provention Bio, Inc.
filed 2022-08-04
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of the close of business on August 1, 2022, 81,549,927 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	Our teplizumab Biologics License Application (“BLA”) resubmission in February 2022 for the delay of clinical type 1 diabetes (“T1D”) in at-risk individuals (“At-Risk Indication”), which the U.S. Food and Drug Administration (“FDA”) deemed to be complete and accepted for review on March 17, 2022 and for which the FDA assigned a user fee goal date of August 17, 2022 that was extended to November 17, 2022, may not be ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 Complete Response Letter (“CRL”) for our original teplizumab BLA for an At-Risk Indication, including product quality and pharmacokinetic (“PK”) comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, a proposed adjusted 14-day dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Furthermore, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.
●	We are completely dependent on third parties to manufacture our product candidates, with no, to limited, redundancies in our supply chain, and the commercialization of our product candidates, if approved, could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates, or fail to do so at acceptable quality levels or prices.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding to support our business plans and operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We are a small company that relies on third parties for execution of our business operations and plans, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for conducting our clinical trials, manufacturing and testing our investigational and planned commercial drug products, including any additional work the FDA may require relating to product quality and PK comparability for teplizumab. If these parties fail to perform their contractual obligations or fail to comply with our requirements or the requirements of regulatory authorities our business plans and operations may be negatively, and materially, impacted.

●	The outbreak of the COVID-19 pandemic has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect or otherwise negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if we successfully obtain approval for our teplizumab BLA resubmission for an At-Risk Indication in the United States, or obtain approval for teplizumab from other competent authorities, including the European Commission in the European Union and the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our pipeline of products, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities for our product candidates, which could negatively and materially impact our business.
●	The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission.
●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	We have received breakthrough therapy designation and priority review from the FDA, a PRIority MEdicines (“PRIME”) designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the MHRA for teplizumab and we may pursue such expedited pathways for other product candidates, however, expedited development or regulatory review paths may not actually lead to a faster development or regulatory review or approval process.
●	We may not be able to obtain orphan drug marketing exclusivity for our product candidates.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, or the FDA may require other post-marketing commitments, which may require substantial financial resources and could delay regulatory approval or commercialization of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates, if approved.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us, and any loss of our rights to them could prevent us from developing, commercializing or selling our product candidates if approved.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability, securities law related, patent or other lawsuits are brought against us, we may incur substantial costs and liabilities and may be required to limit commercialization of our product candidates, if approved. See Part II, Item 1 Legal Proceedings for additional information.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,883	$78,190
Marketable securities	26,639	16,921
Prepaid expenses and other current assets	5,783	5,985
Total current assets	90,305	101,096

Non-current assets:
Marketable securities	11,614	32,021
Fixed assets, net	1,964	2,011
Operating lease right-of-use assets	350	373
Other assets	120	120
Total non-current assets	14,048	34,525
Total assets	$104,353	$135,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,658	$3,546
Accrued expenses and other current liabilities	12,217	13,646
Deferred revenue	7,279	5,599
Total current liabilities	25,154	22,791

Deferred revenue, net of current portion	—	1,506
Operating lease liabilities, long-term	518	590
Total liabilities	25,672	24,887

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 66,426,710 shares issued and outstanding at June 30, 2022; 63,374,738 shares issued and outstanding at December 31, 2021	7	6
Additional paid-in capital	423,244	402,941
Accumulated other comprehensive loss	(841)	(139)
Accumulated deficit	(343,729)	(292,074)
Total stockholders’ equity	78,681	110,734
Total liabilities and stockholders’ equity	$104,353	$135,621

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$746	$—	$1,326	$—

Operating expenses:
Research and development	16,577	16,968	33,932	36,655
General and administrative	14,002	13,205	26,308	25,986
Total operating expenses	30,579	30,173	60,240	62,641

Loss from operations	(29,833)	(30,173)	(58,914)	(62,641)
Interest income, net	146	31	203	59
Loss before income tax benefit	(29,687)	(30,142)	(58,711)	(62,582)
Income tax benefit	—	1,000	7,056	1,000
Net loss	$(29,687)	$(29,142)	(51,655)	(61,582)

Net loss per common share, basic and diluted	$(0.46)	$(0.46)	$(0.81)	$(0.98)
Weighted average common shares outstanding, basic and diluted	64,716	63,375	64,062	62,822

Net loss	$(29,687)	$(29,142)	$(51,655)	$(61,582)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(127)	28	(702)	27
Total comprehensive loss	$(29,814)	$(29,114)	$(52,357)	$(61,555)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at March 31, 2022	63,764	$6	$408,956	$(714)	$(314,042)	$94,206
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	2,663	1	11,084	—	—	11,085
Unrealized loss on marketable securities, net of tax	—	—	—	(127)	—	(127)
Stock-based compensation	—	—	3,204	—	—	3,204
Net loss	—	—	—	—	(29,687)	(29,687)
Balance at June 30, 2022	66,427	$7	$423,244	$(841)	$(343,729)	$78,681

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at March 31, 2021	63,375	$6	$393,959	$(16)	$(210,082)	$183,867
Unrealized gain on marketable securities, net of tax	—	—	—	28	—	28
Stock-based compensation	—	—	3,267	—	—	3,267
Net loss	—	—	—	—	(29,142)	(29,142)
Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	63,375	$6	$402,941	$(139)	$(292,074)	$110,734
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	3,043	1	13,766	—	—	13,767
Issuance of common stock in connection with stock option exercises	9	—	18	—	—	18
Unrealized loss on marketable securities, net of tax	—	—	—	(702)	—	(702)
Stock-based compensation	—	—	6,519	—	—	6,519
Net loss	—	—	—	—	(51,655)	(51,655)
Balance at June 30, 2022	66,427	$7	$423,244	$(841)	$(343,729)	$78,681

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized gain on marketable securities, net of tax	—	—	—	27	—	27
Stock-based compensation	—	—	6,124	—	—	6,124
Net loss	—	—	—	—	(61,582)	(61,582)
Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(51,655)	$(61,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,519	6,124
Amortization of premium and discounts on marketable securities	295	327
Non-cash operating lease expense	(36)	(4)
Depreciation	273	154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202	521
Accounts payable	2,112	(3,702)
Accrued interest receivable	92	17
Accrued expenses and other current liabilities	(1,442)	4,564
Deferred revenue	174	7,000
Net cash used in operating activities	(43,466)	(46,581)

Investing activities
Purchase of marketable securities	—	(16,324)
Maturities of marketable securities	9,600	10,940
Purchase of fixed assets	(226)	(925)
Net cash provided by (used in) investing activities	9,374	(6,309)

Financing activities
Proceeds from underwritten public offering, net	—	102,329
Proceeds from at-the-market stock sales, net	13,767	—
Proceeds from stock option exercises	18	48
Net cash provided by financing activities	13,785	102,377

Net (decrease) increase in cash and cash equivalents	(20,307)	49,487
Cash and cash equivalents at beginning of period	78,190	102,294
Cash and cash equivalents at end of period	$57,883	$151,781

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$110	$77

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

Basis of presentation

The accompanying unaudited consolidated financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2021, as filed with the SEC on February 24, 2022.

In the opinion of management, the unaudited consolidated financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of June 30, 2022, the Company had an accumulated deficit of $343.7 million. To date, the Company has not generated any revenues from commercial product sales and has financed its operations primarily through equity offerings.

The Company has devoted substantially all of its financial resources and efforts to research and development and pre-commercial activities. The Company had cash, cash equivalents and marketable securities of approximately $96.1 million as of June 30, 2022. On July 7, 2022 the Company completed a private placement of common stock and warrants, for total net proceeds of approximately $57.2 million (the “July 2022 Private Placement”). See Note 15. Subsequent Events, to these condensed consolidated financial statements for a description of the July 2022 Private Placement. The Company expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates, strategic alliances, the development of its administrative and commercial organization and pre-commercial activities for teplizumab. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s cash requirements for the remainder of 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Following the acceptance of the Company’s resubmitted BLA for teplizumab by the FDA in March 2022, for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA, the Company plans to further increase its pre-commercial spending to prepare for the potential commercial launch of teplizumab. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

The Company believes, based on its current operating plans, which include the Company’s plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that its cash, cash equivalents and marketable securities of $96.1 million as of June 30, 2022, together with the approximately $57.2 million in net proceeds from the July 2022 Private Placement, will be sufficient to fund the Company’s operating requirements for at least the next 12 months from the issuance of these financial statements. The Company has based these estimates on assumptions that may differ from actual results, and the Company’s available capital resources could be consumed faster than it currently expects.

The timing and outcome of the Company’s regulatory activities for teplizumab will impact the Company’s cash runway. If the Company’s teplizumab BLA resubmission is approved by the FDA and the Company does not otherwise raise additional capital, the Company will encounter near-term liquidity needs. Factors that could impact the Company’s cash runway include, but are not limited to, the Company’s plans for and potential changes to estimated costs of commercialization and potential milestone payments that may be triggered under the Company’s current agreements, including with MacroGenics.

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

The Company has established an at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. During the six months ended June 30, 2022, the Company sold 3,042,972 shares of its common stock for aggregate net proceeds of approximately $13.8 million, net of $0.6 million in sales commissions and other offering expenses, under the 2021 ATM Program, of which, 2,663,063 shares of common stock were sold during the three months ended June 30, 2022 for aggregate net proceeds of approximately $11.1 million, net of $0.3 million in sales commissions.

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

In October 2021, the Company incorporated Provention Bio Limited, a wholly owned private limited subsidiary, in the United Kingdom. The Company incorporated this subsidiary to facilitate the potential future submission of a Marketing Authorization Application (“MAA”) for teplizumab, to the Medicines and Healthcare Products Regulatory Agency (“MHRA”).

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

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents in banks in excess of FDIC insurance limits. However, the Company believes risk of loss is minimal as the cash and cash equivalents are held by large, highly rated financial institutions.

Marketable securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Securities with an effective maturity greater than one year from the balance sheet date are classified as non-current. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of June 30, 2022, the Company has not recognized any impairment or credit losses on its available for sale securities.

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

Leases

The Company determines if an arrangement is a lease at contract inception. A lease is a contract, or part of a contract, which conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company classifies its leases as operating or financing by considering factors such as the length of the lease term, the present value of the lease payments, the specialized nature of the asset being leased and the potential for ownership of the asset to transfer during the lease term.

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

4. CAPITALIZATION

As of June 30, 2022 and December 31, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 66,426,710 and 63,374,738 shares, respectively, were issued and outstanding. In addition, as of June 30, 2022 and December 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

See Note 15. Subsequent Events, to these condensed consolidated financial statements, for a description of the July 2022 Private Placement.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 were $57.9 million and $78.2 million, respectively, and included cash and investments in money market funds.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $38.3 million and $48.9 million at June 30, 2022 and December 31, 2021, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities and have expected maturities ranging from less than 12 months to approximately 16 months. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of June 30, 2022, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value, allowance for credit losses and effective maturities of the Company’s available for sale securities:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$27,132	$—	$(493)	$26,639

Effective maturity between 1 and 2 years:
Corporate debt securities	11,962	—	(348)	11,614
Total	$39,094	$—	$(841)	$38,253

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Effective maturity less than 1 year:
Corporate debt securities	$16,945	$—	$(24)	$16,921

Effective maturity between 1 and 2 years:
Corporate debt securities	32,136	—	(115)	32,021
Total	$49,081	$—	$(139)	$48,942

The Company’s available for sale securities are reported at fair value on the Company’s consolidated balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive (loss) income in the consolidated statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive (loss) income associated with the unrealized gain (loss) on available for sale securities during the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Beginning balance	$(714)	$(16)	$(139)	$(15)
Current period changes in fair value before reclassifications, net of tax	(127)	28	(702)	27
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	—
Other comprehensive (loss) income	(127)	28	(702)	27
Ending balance	$(841)	$12	$(841)	$12

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

In May 2018, the Company entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted the Company exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for systemic lupus erythematosus (“SLE”) and other similar diseases. As partial consideration for the MacroGenics License Agreement, the Company granted MacroGenics a warrant to purchase 270,299 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, of which, the Company paid $0.4 million to MacroGenics in April 2022. This payment was triggered upon the enrollment of the first patient in the Phase 2a PREVAIL-2 study. The Company is also obligated to make contingent milestone payments totaling $22.5 million upon the achievement of certain regulatory approvals for a second indication, and up to $225.0 million upon the achievement of certain sales milestones. The Company has also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by the Company to a third party. In connection with the Company’s grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement (as defined below), in May 2021, the Company paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that the Company received from Huadong. See below for further description of the Huadong License Agreement.

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

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and has the ability to receive up to $11.5 million in research, development and manufacturing funding. As of June 30, 2022, the Company has received an aggregate of $4.0 million in research, development and manufacturing funding under the Huadong License Agreement, including $1.5 million received during the first quarter of 2022. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company, and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and is conducting a portion of this trial in Hong Kong.

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

The Company recognizes collaboration revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur through the second half of 2024. The Company recognized collaboration revenue of $0.7 million and $1.3 million during the three and six months ended June 30, 2022, respectively, and total deferred revenue at June 30, 2022 was $7.3 million.

In November 2018, the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for PRV-015 (ordesekimab, also known as AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”). Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of PRV-015. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to the Company upon exercise of Amgen’s option to continue development of the program, plus an additional potential regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case the Company will have an option to negotiate for the transfer to the Company of rights to AMG 714 pursuant to a termination license agreement between Amgen and the Company and no additional royalties or milestones would be due from Amgen. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, the Company would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if the Company is not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention. In September 2019, in a private placement completed concurrently with the Company’s underwritten public offering, Amgen purchased 2,500,000 shares of the Company’s common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

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

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On July 21, 2022, the Court granted the motion to stay.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(29,687)	$(29,142)	$(51,655)	$(61,582)

Weighted average shares of common stock outstanding, basic and diluted	64,716	63,375	64,062	62,822
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.46)	$(0.81)	$(0.98)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	15,392	12,103	15,392	12,103
Warrants	1,705	1,705	1,705	1,705

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021

Accrued research and development costs	$5,460	$7,156
Accrued compensation	3,470	4,023
Accrued pre-commercial costs	1,860	840
Accrued professional fees	1,252	1,396
Other accrued liabilities	175	231
Total accrued expenses and other current liabilities	$12,217	$13,646

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	June 30, 2022
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$57,883	$—	$—	$57,883
Investments in corporate debt securities[2]	—	38,253	—	38,253

	December 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets for	Significant other	Significant
	identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$78,190	$—	$—	$78,190
Investments in corporate debt securities[2]	—	48,942	—	48,942

[1]	Cash and cash equivalents primarily include investments in money market funds
[2]	Investments in investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. As of June 30, 2022, there were options to purchase an aggregate of 13,280,234 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 1,768,825 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2022. As of June 30, 2022, there were 343,324 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. In May 2022, the Company amended its 2020 Inducement Plan to increase the number of shares available for issuance by 2,500,000 shares, increasing the total number of shares available for issuance under the plan to 4,500,000 shares. As of June 30, 2022, there were options to purchase 2,111,800 shares of common stock outstanding under the 2020 Inducement Plan and 2,388,200 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative	$1,792	$2,069	$3,666	$3,875
Research and development	1,412	1,198	2,853	2,249
Total stock-based compensation expense	$3,204	$3,267	$6,519	$6,124

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

A summary of option activity for the six months ended June 30, 2022 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2021	12,473	$8.48	8.0 years	$—
Granted	3,169	$4.67
Exercised	(9)	$1.97
Forfeited or expired	(241)	$9.78
Outstanding at June 30, 2022	15,392	$7.68	7.6 years	$4,248
Exercisable at June 30, 2022	6,561	$7.47	6.0 years	$4,026

The weighted average grant-date fair value of options granted during the six months ended June 30, 2022 was $3.24 per share. As of June 30, 2022, there were approximately 1,898,000 unvested options subject to performance-based vesting criteria with approximately $12.7 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of June 30, 2022, there were approximately 6,933,000 unvested options outstanding subject to time-based vesting with approximately $30.1 million of unrecognized compensation expense which will be recognized over a period of 2.7 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cash proceeds from options exercised	$—	$—	$18	$48
Aggregate intrinsic value of options exercised	—	—	54	239

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Six Months Ended June 30,
	2022	2021

Exercise price	$4.67	$7.70
Expected volatility	80%	81%
Expected dividends	—	—
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.95%	1.07%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected volatility calculation.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

11. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. No warrants from the Series A Offering were exercised during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, a total of 316,754 warrants have been exercised on a cashless basis and there were 241,986 warrants outstanding related to the Series A Offering.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. No warrants from the IPO were exercised during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, a total of 134,114 warrants have been exercised on a cashless basis and there were 1,462,842 warrants outstanding related to the IPO.

See Note 15. Subsequent Events, to these condensed consolidated financial statements for a description of the July 2022 Private Placement.

12. FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2022	December 31, 2021

Software	$935	$916
Leasehold improvements	838	838
Furniture and fixtures	149	149
Clinical equipment	74	76
Office equipment	35	35
Software in progress	626	417
	2,657	2,431
Less accumulated depreciation	(693)	(420)
Fixed assets, net	$1,964	$2,011

Depreciation expense was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

13. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its balance sheet. As of June 30, 2022, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease expense	$37	$37	$74	$74
Variable lease expense	9	6	18	12
Total lease expense	$46	$43	$92	$86

Supplemental balance sheet information related to leases are as follows:

	Classification	As of June 30, 2022	As of December 31, 2021

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$350	$373
Lease liabilities
Current	Accrued expenses	$138	$125
Non-current	Operating lease liabilities, long-term	$518	$590

Weighted average remaining lease term
Operating leases		3.7 years	4.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of June 30, 2022, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2022 (remaining)	$111
2023	227
2024	232
2025	238
2026	41
Thereafter	—
Total lease payments	849
Less: present value discount	193
Present value of lease liabilities	$656

14. INCOME TAXES

The Company recorded no provision or benefit for state income taxes for the three months ended June 30, 2022. The Company recorded a benefit from state income taxes of approximately $1.0 million for the three months ended June 30, 2021. The Company recorded a benefit from state income taxes of $7.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $86.9 million and $11.9 million, respectively in each period, of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $7.1 million and $1.0 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

15. SUBSEQUENT EVENTS

July 2022 Private Placement

On July 7, 2022 the Company entered into a Securities Purchase Agreement with certain institutional purchasers, pursuant to which the Company sold, in a private placement, 13,318,535 shares of common stock and 13,318,535 warrants to acquire additional shares of common stock for aggregate gross proceeds of approximately $60.0 million, based on an offering price of $4.505 for each share plus one warrant. The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants. Net proceeds from the transaction are estimated to be approximately $57.2 million after deducting fees for the placement agent and other offering expenses.

ATM Transactions

During the period July 1, 2022 through August 1, 2022, the Company sold an aggregate of 1,804,682 shares of its common stock for aggregate net proceeds of approximately $7.1 million, net of $0.2 million in sales commissions, under the 2021 ATM Program. As of August 1, 2022, the Company has $128.3 million of available capacity under the 2021 ATM Program.

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

We have not generated any revenue from commercial product sales to date and, through June 30, 2022, we had an accumulated deficit of $343.7 million. We have financed our operations primarily through equity offerings.

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

Our portfolio aims to address autoimmune disease through modulating key upstream and nodal mechanisms of immune dysregulation. Our lead asset is focused initially on patients at-risk for clinical T1D, for which we resubmitted a BLA to the FDA, have been assigned a user fee goal date of August 17, 2022 that was extended to November 17, 2022 and continue to prepare for a potential approval and commercialization, and newly diagnosed patients, for which we have an ongoing Phase 3 clinical trial, the PROTECT study. Further, we intend to pursue the development of our other pipeline product candidates in systemic lupus erythematosus (“SLE”), celiac disease, and other debilitating and life-threatening autoimmune diseases.

While the etiology of autoimmune diseases is often complex, poorly characterized or unknown, infections are believed to play a key role in triggering and/or driving the disease. Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. But when patients have the requisite genetic predisposition for autoimmunity, infections can also trigger and/or drive chronic autoimmune responses that persist and progress long after the original insult has subsided. Our pipeline of investigational candidates under development target upstream autoimmune pathways and viral triggers/drivers with the goal of intercepting and preventing life-threatening and debilitating immune-mediated diseases.

Pipeline Status

●

PRV-031 (teplizumab): a humanized, anti-CD3 monoclonal antibody (“mAb”) for the delay of clinical T1D in at-risk individuals and for patients with newly diagnosed T1D. Teplizumab has been designated by the FDA as an orphan drug for the treatment of newly diagnosed T1D. Teplizumab was also granted breakthrough therapy designation from the FDA in August 2019, PRIME eligibility from the EMA in October 2019 and granted an Innovation Passport in the United Kingdom in July 2021 for the delay of clinical type 1 diabetes in at-risk individuals;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	PRV-015 (ordesekimab): a human anti-interleukin 15 (“IL-15”) mAb for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-101: a coxsackievirus B (“CVB”) vaccine to prevent acute CVB infections and, in those patients at-risk, to prevent the CVB-driven autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

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

Extension of FDA User Fee Goal Date

On June 30, 2022, we announced that the FDA extended its review period by three months for the BLA for teplizumab. The extended user fee goal date is now November 17, 2022. The FDA informed us that our timely responses to an information request, related to updating the PK model to include additional anti-drug antibody data and re-evaluating the proposed modeled regimens made earlier in June 2022, to be a Major Amendment to the BLA resubmission, requiring additional time for the FDA’s review.

We were also informed that if no major deficiencies are identified during the review period, the FDA plans to communicate proposed labeling and, if necessary, any post-marketing requirement or commitment requests by October 17, 2022.

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

The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

PRV-101 (CVB Vaccine)

Final Results from First-in-Human Phase 1 Clinical Study of PRV-101 (PROVENT Study)

On March 28, 2022, we announced results from the final analysis of the first-in-human PROVENT study of PRV-101, a polyvalent inactivated CVB vaccine candidate targeting all key CVB strains associated with T1D autoimmunity. We are developing PRV-101 for the prevention of CVB- driven autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

The study’s primary endpoint was the safety of two dose levels of PRV-101 in healthy adult volunteers provided three administrations with 4-week intervals. Tolerability and immunogenicity were also evaluated. In the final analysis, 6-months following the last administered dose of the vaccine, PRV-101 met the primary endpoint confirming the tolerability observed in the previously reported interim analysis, with no treatment-emerging serious adverse events, adverse events of special interest, or adverse events leading to study drug discontinuation or study withdrawal. The results showed durability of viral neutralizing antibody (“VNT”) responses. 6-months following the final dosing, the percentage of subjects in the high-dose PRV-101 arm who maintained high titers of VNT were 100% for the majority of serotypes included in the vaccine and no less than 90% for all serotypes. We are currently exploring partnership opportunities to further the clinical development of PRV-101.

Impact of COVID-19 on our Business

We are closely monitoring continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of the pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, manufacturing and supply chain, regulatory review and related timelines for our BLA resubmission, including any potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to three of our current or planned clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Collaboration Revenue

To date, we have not generated any revenue from commercial product sales. Our revenue currently consists only of collaboration revenue recognized under our License Agreement with Huadong, including certain amounts recognized in connection with the upfront license payment and research, development and manufacturing funding. We recognize revenue under the Huadong License Agreement using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur through the second half of 2024. We expect that revenue will fluctuate from period to period as a result of the timing of expenses incurred in conjunction with the related research and development activities.

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through June 30, 2022, have been principally related to the acquisition and development of our clinical programs, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$746	$—	$746
Operating expenses:
Research and development	16,577	16,968	(391)
General and administrative	14,002	13,205	797
Total operating expenses	30,579	30,173	406
Loss from operations	(29,833)	(30,173)	(340)
Interest income, net	146	31	115
Loss before income tax benefit	(29,687)	(30,142)	(455)
Income tax benefit	—	1,000	(1,000)
Net loss	$(29,687)	$(29,142)	$545

Net loss per common share, basic and diluted	$(0.46)	$(0.46)
Weighted average common shares outstanding, basic and diluted	64,716	63,375

Collaboration Revenue

Collaboration revenue was $0.7 million for the three months ended June 30, 2022, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the three months ended June 30, 2021.

Research and Development Expenses

Research and development expenses were $16.6 million for the three months ended June 30, 2022, a decrease of $0.4 million, compared to $17.0 million for the three months ended June 30, 2021. The decrease related primarily to lower costs for our teplizumab program, including the PROTECT study as we completed target enrollment in August 2021, and lower costs for regulatory activities, compared to the prior year period, which included costs related to the initial teplizumab BLA submission. This decrease in research and development expenses was offset by increased costs for the PROACTIVE Phase 2b study (PRV-015), the PREVAIL-2 Phase 2a study (PRV-3279) which was initiated in January 2022 as well as increased manufacturing costs for commercial batches of teplizumab. Research and development expenses for the three months ended June 30, 2022 and 2021 also included personnel costs of $5.8 million and $4.2 million, respectively, including stock-based compensation of $1.4 million and $1.2 million in each respective year. The increase in personnel costs relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the three months ended June 30, 2022, an increase of $0.8 million, compared to $13.2 million for the three months ended June 30, 2021. General and administrative expenses for the three months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$7,820	$7,056	$764
Other general and administrative expenses	6,182	6,149	33
Total general and administrative expenses	$14,002	$13,205	$797

Pre-commercial expenses were $7.8 million for the three months ended June 30, 2022 and primarily consisted of $4.0 million in external costs for our pre-commercial activities, such as marketing and market access costs, $3.4 million in personnel costs, including stock-based compensation of $0.6 million and $0.4 million of other pre-commercial expenses. Pre-commercial expenses were $7.1 million for the three months ended June 30, 2021 and primarily consisted of $3.7 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $3.4 million in personnel costs, including stock-based compensation of $0.7 million. The increase in pre-commercial expenses related primarily to an increase in our pre-commercial activities and associated costs following the FDA’s acceptance of our BLA resubmission in March 2022, for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA. We expect our pre-commercial activities to increase in the second half of 2022 as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $6.2 million for the three months ended June 30, 2022 and primarily consisted of $3.2 million in personnel costs, including stock-based compensation of $1.2 million, $1.6 million in professional fees and legal expenses and approximately $0.7 million in insurance and other public company costs. Other general and administrative expenses were $6.1 million for the three months ended June 30, 2021 and primarily consisted of $2.8 million in personnel costs, including stock-based compensation of $1.4 million, $2.0 million in professional fees and legal expenses and approximately $0.6 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $0.1 million during the three months ended June 30, 2022, compared to $31 thousand during the three months ended June 30, 2021. The increase in interest income, net, primarily related to increased interest income on our marketable securities due to higher yields from our corporate bond portfolio during the three months ended June 30, 2022.

Income Tax Benefit

We recorded an income tax benefit of $1.0 million during the three months ended June 30, 2021, which related to the proceeds from the sale of certain of our prior year New Jersey net operating losses. We did not record any income tax benefit or provision during the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$1,326	$—	$1,326
Operating expenses:
Research and development	33,932	36,655	(2,723)
General and administrative	26,308	25,986	322
Total operating expenses	60,240	62,641	(2,401)
Loss from operations	(58,914)	(62,641)	(3,727)
Interest income, net	203	59	144
Loss before income tax benefit	(58,711)	(62,582)	(3,871)
Income tax benefit	7,056	1,000	6,056
Net loss	$(51,655)	$(61,582)	$(9,927)

Net loss per common share, basic and diluted	$(0.81)	$(0.98)
Weighted average common shares outstanding, basic and diluted	64,062	62,822

Collaboration Revenue

Collaboration revenue was $1.3 million for the six months ended June 30, 2022, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses were $33.9 million for the six months ended June 30, 2022, a decrease of $2.8 million, compared to $36.7 million for the six months ended June 30, 2021. The decrease related primarily to lower costs for our teplizumab program, including the PROTECT study, as we completed target enrollment in August 2021, and lower costs for regulatory activities, compared to the prior year period, which included costs related to the initial teplizumab BLA submission. Also contributing to the decrease were costs related to the PROVENT Phase 1 study (PRV-101), for which we announced interim results from in October 2021, including $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. We also incurred $1.1 million in expenses related to the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement during the first quarter of 2021. This decrease in research and development expenses was offset by increased costs for the PROACTIVE Phase 2b study (PRV-015), the PREVAIL-2 Phase 2a study (PRV-3279) which was initiated in January 2022 as well as increased manufacturing costs for commercial batches of teplizumab. Research and development expenses for the six months ended June 30, 2022 and 2021 also included personnel costs of $11.6 million and $8.0 million, respectively, including stock-based compensation of $2.9 million and $2.2 million in each respective year. The increase in personnel costs relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $26.3 million for the six months ended June 30, 2022, an increase of $0.3 million, compared to $26.0 million for the six months ended June 30, 2021. General and administrative expenses for the six months ended June 30, 2022 and 2021 were comprised of the following:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$13,180	$13,310	$(130)
Other general and administrative expenses	13,128	12,676	452
Total general and administrative expenses	$26,308	$25,986	$322

Pre-commercial expenses were $13.2 million for the six months ended June 30, 2022 and primarily consisted of $6.0 million in external costs for our pre-commercial activities, such as marketing and market access costs, $6.5 million in personnel costs, including stock-based compensation of $1.1 million, and $0.7 million in other pre-commercial expenses. Pre-commercial expenses were $13.3 million for the six months ended June 30, 2021 and primarily consisted of $7.9 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $5.4 million in personnel costs, including stock-based compensation of $1.1 million. The decrease in pre-commercial expenses related primarily to a reduction in our external pre-commercial activities and associated costs following the CRL issued by the FDA for our BLA for teplizumab in July 2021, offset by an increase in personnel costs due to an increase in headcount in 2022. Following the FDA’s acceptance of our BLA resubmission in March 2022, for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA, we expect our pre-commercial activities to increase in the second half of 2022 as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab

Other general and administrative expenses were $13.1 million for the six months ended June 30, 2022 and primarily consisted of $6.4 million in personnel costs, including stock-based compensation of $2.6 million, $4.1 million in professional fees and legal expenses and approximately $1.4 million in insurance and other public company costs. Other general and administrative expenses were $12.7 million for the six months ended June 30, 2021 and primarily consisted of $5.7 million in personnel costs, including stock-based compensation of $2.7 million, $4.4 million in professional fees and legal expenses and approximately $1.3 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $0.2 million during the six months ended June 30, 2022, compared to $0.1 million during the six months ended June 30, 2021. The increase in interest income, net, primarily related to increased interest income on our marketable securities due to higher yields from our corporate bond portfolio during the six months ended June 30, 2022.

Income Tax Benefit

We recorded an income tax benefit of $7.1 million during the six months ended June 30, 2022, compared to $1.0 million during the six months ended June 30, 2021. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $96.1 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds and corporate debt securities. Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $442.3 million to date, net of underwriting discounts, commissions and other offering expenses.

On July 7, 2022 we entered into a Securities Purchase Agreement with certain institutional purchasers, pursuant to which we sold, in a private placement, 13,318,535 shares of common stock and 13,318,535 warrants to acquire additional shares of common stock for aggregate gross proceeds of approximately $60.0 million, based on an offering price of $4.505 for each share plus one warrant. The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants. Net proceeds from the transaction are estimated to be approximately $57.2 million after deducting fees for the placement agent and other offering expenses.

In February 2021, we established a new at-the-market program (the “2021 ATM Program”) through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. During the six months ended June 30, 2022, we sold 3,042,972 shares of our common stock for aggregate net proceeds of approximately $13.8 million, net of $0.6 million in sales commissions and other offering expenses, under the 2021 ATM Program, of which, 2,663,063 shares of common stock were sold during the three months ended June 30, 2022 for aggregate net proceeds of approximately $11.1 million, net of $0.3 million in sales commissions.

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

Our cash requirements for the remainder of 2022 and into 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities, the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Following the acceptance of our resubmitted BLA for teplizumab by the FDA in March 2022 for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA, we plan to further increase our pre-commercial spend to prepare for the potential commercial launch of teplizumab. Other factors include costs related to our other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA and other factors described above, that our cash, cash equivalents and marketable securities of $96.1 million as of June 30, 2022, together with the approximately $57.2 million in net proceeds from the July 2022 Private Placement, will be sufficient to fund our operating requirements for at least the next 12 months from the issuance of the financial statements included within this report. We have based these estimates on assumptions that may differ from actual results, and our available capital resources could be consumed faster than we currently expect.

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

The timing and outcome of our regulatory activities for teplizumab will impact our cash runway. If the teplizumab BLA resubmission is approved by the FDA and we do not otherwise raise additional capital, we will encounter near-term liquidity needs. Factors that could impact our cash runway include, but are not limited to, our plans for and potential changes to estimated costs of commercialization and potential milestone payments that may be triggered under our current agreements, including with MacroGenics.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(43,466)	$(46,581)
Investing activities	9,374	(6,309)
Financing activities	13,785	102,377
Net change in cash and cash equivalents	$(20,307)	$49,487

Cash Flows from Operating Activities

Net cash used in operating activities was $43.5 million for the six months ended June 30, 2022, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-3279, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $1.5 million received from Huadong in connection with the Huadong License Agreement during the six months ended June 30, 2022. Our working capital was $65.2 million as of June 30, 2022.

Net cash used in operating activities was $46.6 million for the six months ended June 30, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $7.0 million received from Huadong in connection with the Huadong License Agreement.

Cash Flows from Investing Activities

Net cash provided by investing activities was $9.4 million for the six months ended June 30, 2022, and primarily related to proceeds received from the maturity of marketable securities totaling $9.6 million offset by capital expenditures associated with data information systems of $0.2 million.

Net cash used in investing activities was $6.3 million for the six months ended June 30, 2021, and primarily related to the purchases of marketable securities totaling $16.3 million and capital expenditures associated with data information systems of $0.9 million offset by proceeds received from the maturity of marketable securities totaling $10.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.8 million for the six months ended June 30, 2022, and primarily related to aggregate net proceeds received from the sale of our common stock under our 2021 ATM program of $13.8 million, as well as proceeds received from stock option exercises during the period.

Net cash provided by financing activities was $102.4 million for the six months ended June 30, 2021, and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering which closed in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as proceeds received from stock option exercises during the period.

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6. Commitments and Contingencies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

In July 2020, we entered into an agreement to lease approximately 7,000 square feet of office space in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the lease commencement date, which occurred in October 2020, with base annual lease payments of approximately $0.2 million.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash. As of June 30, 2022, we had $2.3 million of contracted purchase obligations which represents our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreements with our CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement. These committed purchase obligations are expected to be incurred within one year from the issuance of these financial statements.

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

COVID-19

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment. We have experienced some level of disruption to three of our current clinical trials. In March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed predominantly due to COVID-19 related impacts, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Inflation

Inflation has increased during the periods covered by this report and is expected to continue to impact the economy for the near future. Inflation has also had a negative impact on the broader equity markets. Factors that may be impacted by inflation include manufacturing, research and development, general and administrative, and personnel related expenses. We have not been affected materially by inflation during the periods covered by this report, however, inflationary increases in the future may adversely impact our business and corresponding financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which are detailed further within this Quarterly Report on Form 10-Q. See Note 3. Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Recent Accounting Pronouncements

See Note 3. Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $96.1 million as of June 30, 2022, consisting of cash and investments in money market funds and certain short and long-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the six months ended June 30, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of June 30, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On July 21, 2022, the Court granted the motion to stay.

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

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval for and execute a successful commercial launch of teplizumab, if ever. For the six months ended June 30, 2022 and 2021, we had a net loss of $51.7 million and $61.6 million, respectively, and as of June 30, 2022, we had an accumulated deficit of $343.7 million. We had cash, cash equivalents and marketable securities of $96.1 million as of June 30, 2022. On July 7, 2022 we raised aggregate net proceeds of approximately $57.2 million in the July 2022 Private Placement. We expect to continue to incur significant expenses and increasing operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that our cash, cash equivalents and marketable securities, including the additional proceeds raised from the July 2022 Private Placement, will be sufficient to fund current operating requirements for at least the next 12 months from the issuance of the financial statements included within this report. If the teplizumab BLA resubmission is approved by the FDA and we do not otherwise raise additional capital, we will encounter near-term liquidity needs. Factors that could impact our cash runway include, but are not limited to, our plans for and potential changes to estimated costs of commercialization and potential milestone payments that may be triggered under our current agreements, including with MacroGenics.

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

Our teplizumab BLA resubmission in February 2022 for the At-Risk Indication, which the FDA deemed to be complete and accepted for review on March 17, 2022 and for which the FDA assigned a user fee goal date of August 17, 2022, which has been extended to November 17, 2022 may not be ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 CRL for our original teplizumab BLA for an At-Risk Indication, including product quality and PK comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, an adjusted dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Additionally, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to three of our current or planned clinical trials. For example, in March 2020, we announced a temporary pause in the randomization of patients with newly diagnosed T1D into our global Phase 3 PROTECT study of teplizumab. During the second quarter of 2020, we resumed enrolling patients in the PROTECT study on a country by country and site by site basis and by the end of the third quarter of 2020, all sites were activated, with a majority of the sites actively enrolling patients. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results from the PROTECT study in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions, issues or other interruptions. In addition, we, with our development partner Amgen, collectively decided that, to protect the integrity and quality of the PRV-015 Phase 2b trial in gluten free diet NRCD, we would stagger study startup throughout the third quarter of 2020 rather than initiating screening in the second quarter of 2020, as had originally been scheduled. We initiated the Phase 2b trial in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients were delayed, predominantly due to COVID-19 related impacts on our plans, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

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

In order to obtain regulatory approval for teplizumab, third-party manufacturers have been required to consistently produce teplizumab in commercial quantities and of specified quality on a repeated basis and document their ability to do so. The required number of batches of teplizumab have been manufactured at our CMOs by the processes we intend to use for commercialization. The quality and consistency of these lots, along with their comparability to teplizumab manufactured previously for clinical studies, will need to be approved by the FDA. In the July 2, 2021 CRL received by the Company, the FDA stated that as PK remains the primary endpoint for demonstration of comparability between the two products, the Company will need to establish PK comparability appropriately between the intended commercial product and the clinical trial product or provide other data that adequately justify why PK comparability is not necessary. Additionally, the CRL raised product quality and other considerations that we believe we have addressed in our February 2022 BLA resubmission; however, the FDA will ultimately determine whether our efforts sufficiently address their considerations and support an approval. Addressing the FDA’s requests and requirements in the CRL and in subsequent Type A and Type B meetings, including our related efforts to otherwise complete work to support approval of teplizumab for the at-risk indication, as well as the development of our other product candidates will require additional time, resources and successful execution and support by our CMOs and service providers, on whom we are highly dependent to execute on our business plans in a compliant and timely manner. If they fail to do so, it could result in delays or failures of execution that could negatively impact the FDA’s review and decision on our BLA resubmission or any potential commercialization of teplizumab, or otherwise negatively impact our product development efforts including our ongoing clinical trials, such as the PROTECT Study, and planned clinical trials. The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of regulatory decisions relating to our BLA resubmission. Additionally, we have critical testing and stability work ongoing at one of our CMOs for teplizumab, that if not executed in a timely and compliant manner by our CMO, could negatively impact our BLA resubmission and product development efforts.

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

We are currently conducting clinical trials for our product candidates in countries outside of the United States and we anticipate that we will conduct additional clinical trials in countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the United States patient population and United States medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA, EMA/European Commission, MHRA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming patient registries or post-approval studies, including Phase 4 clinical trials, post-market surveillance to monitor safety and efficacy and a Risk Evaluation and Mitigation Strategy (“REMS”) in the United States or other comparable Risk Management Plan and risk minimization measures in the UK and the EU. If the FDA concludes a REMS is needed in the United States, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any such post-marketing requirements may negatively impact our commercialization plans or require us to raise additional capital to support the execution of such requirements. Additionally, if we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

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

Even if we obtain orphan drug exclusivity for teplizumab for the treatment of newly diagnosed T1D in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of teplizumab or if the FDA finds that a subsequent applicant for newly diagnosed T1D demonstrates clinical superiority to teplizumab. Accordingly, orphan drug exclusivity for a product may not effectively protect the product from competition.

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

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results. The pricing and reimbursement of medicinal products in the European Union and the UK is subject to strict governmental control. Pricing and reimbursement negotiations with governmental authorities are complex and may take significant amounts of time. To obtain reimbursement and/or pricing approval in the European Union Member States and/or the UK, we may be required to conduct studies or otherwise provide data demonstrating the cost effectiveness of our products compared with other available established therapies. The conduct of such studies could also result in delays in the commercialization of our products. Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessment of the product’s added value as compared to existing treatments, could decrease the price of our products or the indications for which we are able to obtain reimbursement, which would result in lower revenues to us. New legislative and policy initiatives in the European Union, aimed at increasing accessibility and affordability of medicinal products, and the increased cooperation between the European Union Member States may further impact the price and reimbursement status of our products in the future. On December 15, 2021, EU legislatures adopted Regulation (EU) 2021/2282 of the European Parliament and of the Council on health technology assessment and amending Directive 2011/24/EU. The new Regulation will apply from January 2025 which will facilitate the greater coordination and cooperation within the EU of an assessment of the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies in a health technology assessment.

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

Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties. Additionally, as a result of these investigations and qui tam actions, we may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.

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

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us, or our licensors will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

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

As is commonplace in our industry, we will employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. We may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) and that such obligations have been breached or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Proceedings in the first Derivative Action, filed August 5, 2021, were originally stayed until November 15, 2021. On October 28, 2021, both plaintiffs and all defendants in the Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. The consolidation order extended the stay of proceedings to both Derivative Actions. In response to the parties’ joint stipulation to continue the temporary stay of the proceedings, filed on November 15, 2021, the Court granted a further temporary stay of the Derivative Actions until December 30, 2021. On December 10, 2021, the Company and the Individual Defendants moved to extend the temporary stay of proceedings in the Derivative Actions pending the resolution of a motion to dismiss in the Securities Action. Plaintiffs do not oppose the relief sought in motion to stay. On July 21, 2022, the Court granted the motion to stay.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36% of our voting stock as of August 1, 2022. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

 In addition, as of August 1, 2022, approximately 33.1 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 2, 2022, the Company’s Board of Directors (the “Board”) approved amendments to the employment agreements entered into with its named executive officers, Ashleigh Palmer, the Company’s Chief Executive Officer, Thierry Chauche, the Company’s Chief Financial Officer, and Eleanor Ramos, the Company’s Chief Medical Officer.

The amendments to the employment agreements serve to increase the severance entitlements included in the executives’ current employment agreements, which increases were recommended by the Compensation Committee of the Board to the Board after such committee reviewed market and peer group data. The receipt of severance payments and benefits by an executive remains subject to the executive’s execution of a separation agreement provided by us containing a release of claims and continued compliance with the restrictive covenants applicable to the executive. The terms “cause,” “good reason,” and “change in control” referred to below are defined in the executive’s respective employment agreement.

Under the terms of the amendments to the employment agreements, if the executive’s employment is terminated by the Company without cause or by the executive for good reason outside of a change in control of the Company, in addition to the severance payments and benefits to which he or she was entitled prior to the employment agreement amendments, he or she will be entitled to receive (i) payment of his or her then-current base salary for an additional period following termination (six additional months for Mr. Palmer and three additional months for Mr. Chauche and Dr. Ramos), payable in installments in accordance with the Company’s payroll practices, and (ii) payment of COBRA premiums following the executive’s termination for an additional period (six additional months for Mr. Palmer and three additional months for Mr. Chauche and Dr. Ramos), subject to earlier termination upon the executive securing substantially gainful employment from a new employer prior to the end of the COBRA subsidy period, payable in installments in accordance with the Company’s payroll practices.

If the executive’s employment is terminated by the Company without cause or by the executive for good reason within 12 months following a change in control of the Company, in addition to the severance to which he or she was entitled prior to the employment agreement amendments, he or she will be entitled to receive (i) payment of an amount equal to his or her then-current base salary for an additional six months following the date of such termination, payable in installments in accordance with the Company’s payroll practices, (ii) in lieu of the pro-rata annual bonus to which the executive was previously entitled under his or her employment agreement, payment of an amount equal to a multiple of his or her then-current target annual bonus (2.0x for Mr. Palmer and 1.5x for Mr. Chauche and Dr. Ramos), payable in installments in accordance with the Company’s payroll practices, and (iii) payment of COBRA premiums following the executive’s termination for an additional six months following the date of such termination, subject to earlier termination upon the executive securing substantially gainful employment from a new employer prior to the end of the COBRA subsidy period, payable in installments in accordance with the Company’s payroll practices.

The foregoing is not a complete description of the amendments to the employment agreements and is qualified in its entirety by reference to the full text and terms of the amendments, copies of which will be filed with the Company’s next periodic report.

ITEM 6.	EXHIBITS

4.1	Form of Warrant to Purchase Stock, dated as of July 7, 2022, issued by Provention Bio, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2022)

10.1	Provention Bio, Inc. 2020 Inducement Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2022)

10.2	Form of Purchase Agreement, dated as of July 7, 2022, among Provention Bio, Inc. and each Purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: August 4, 2022	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

