Form 10-Q
period 2022-09-30
Provention Bio, Inc.
filed 2022-11-03
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of the close of business on October 31, 2022, 87,190,667 common shares, $0.0001 par value per share, of the registrant were issued and outstanding.

Provention Bio, Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	Our teplizumab Biologics License Application (“BLA”) resubmission in February 2022 for the delay of clinical type 1 diabetes (“T1D”) in at-risk individuals (“At-Risk Indication”), which the U.S. Food and Drug Administration (“FDA”) deemed to be complete and accepted for review on March 17, 2022 and for which the FDA assigned a user fee goal date of August 17, 2022 that was extended to November 17, 2022, may not be ultimately approved by the FDA. Our BLA resubmission and other regulatory efforts may not be successful in addressing, to the FDA’s satisfaction, the deficiencies identified in the FDA’s July 2021 Complete Response Letter (“CRL”) for our original teplizumab BLA for an At-Risk Indication, including product quality and pharmacokinetic (“PK”) comparability considerations. Additionally, our BLA resubmission and our regulatory efforts may not successfully address the FDA’s requests and requirements discussed at our January 2022 Type B meeting. For example, although we included in the BLA resubmission, as requested by the FDA, a proposed adjusted 14-day dosing regimen based on PK modeling and clinical data for teplizumab to match exposure of our planned commercial product to drug product used in historical clinical trials, the FDA’s PK comparability concerns may not be addressed to their satisfaction which could result in another CRL for our BLA resubmission. Furthermore, as a result of any final resolutions to address the FDA’s considerations related to PK comparability in connection with the teplizumab BLA resubmission for an At-Risk Indication, the FDA may require that we further characterize the teplizumab planned commercial product in the PROTECT Trial, including potentially requiring additional research, analysis, clinical data or clinical trials, to support a regulatory pathway for a newly diagnosed indication of teplizumab.
●	We are completely dependent on third parties to manufacture our product candidates, with no, to limited, redundancies in our supply chain, and the commercialization of our product candidates, if approved, could be halted, delayed or made less profitable if those third parties fail to comply with regulatory requirements, fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates, or fail to do so at acceptable quality levels or prices.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding to support our business plans and operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We are a small company that relies on third parties for execution of our business operations and plans, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for conducting our clinical trials, manufacturing and testing our investigational and planned commercial drug products, including any additional work the FDA may require relating to product quality and PK comparability for teplizumab. If these parties fail to perform their contractual obligations or fail to comply with our requirements or the requirements of regulatory authorities our business plans and operations may be negatively, and materially, impacted.

●	The ongoing COVID-19 pandemic has caused delays to our clinical trials and could impact the quality or quantity of data we are able to collect or otherwise negatively impact the execution of our clinical trials. Moreover, the longer the pandemic persists, the more impact it may have on our clinical trials and other business plans and timelines, including any product launch plans if we successfully obtain approval for our teplizumab BLA resubmission for an At-Risk Indication in the United States, or obtain approval for teplizumab from other competent authorities, including the European Commission in the European Union and the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our pipeline of products, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities for our product candidates, which could negatively and materially impact our business.
●	The FDA may conduct additional site-inspections at any of our CMOs which, depending on timing and outcomes, could negatively impact timing of or regulatory decisions relating to any BLA resubmission.
●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	We have received breakthrough therapy designation and priority review from the FDA, a PRIority MEdicines (“PRIME”) designation from the European Medicines Agency (“EMA”), and the UK’s Innovation Passport from the MHRA for teplizumab and we may pursue such expedited pathways for other product candidates, however, expedited development or regulatory review paths may not actually lead to a faster development or regulatory review or approval process.
●	We may not be able to obtain orphan drug marketing exclusivity for our product candidates.
●	We may be unable to obtain or maintain governmental approvals to market our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.
●	The FDA, EMA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device for teplizumab for use in at-risk individuals, as a post-marketing commitment or otherwise, or the FDA may require other post-marketing commitments, which may require substantial financial resources and could delay regulatory approval or commercialization of teplizumab.
●	Even if we receive regulatory approval for teplizumab or any of our product candidates, we may not be able to successfully commercialize any approved products, and the revenue that we generate from sales, if any, may be limited.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of a first product candidate, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of our product candidates.
●	We currently have a limited commercial organization. If we are unable to establish satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize any of our product candidates, if approved.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us, and any loss of our rights to them could prevent us from developing, commercializing or selling our product candidates if approved.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability, securities law related, patent or other lawsuits are brought against us, we may incur substantial costs and liabilities and may be required to limit commercialization of our product candidates, if approved. See Part II, Item 1 Legal Proceedings for additional information.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances, or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtain industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,382	$78,190
Marketable securities	83,139	16,921
Prepaid expenses and other current assets	4,913	5,985
Total current assets	190,434	101,096

Non-current assets:
Marketable securities	1,007	32,021
Fixed assets, net	2,016	2,011
Operating lease right-of-use assets	336	373
Other assets	120	120
Total non-current assets	3,479	34,525
Total assets	$193,913	$135,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,791	$3,546
Accrued expenses and other current liabilities	13,552	13,646
Deferred revenue	7,775	5,599
Total current liabilities	25,118	22,791

Debt, long-term	23,298	—
Deferred revenue, net of current portion	248	1,506
Operating lease liabilities, long-term	480	590
Total liabilities	49,144	24,887

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 87,054,053 shares issued and outstanding at September 30, 2022; 63,374,738 shares issued and outstanding at December 31, 2021	9	6
Additional paid-in capital	518,008	402,941
Accumulated other comprehensive loss	(886)	(139)
Accumulated deficit	(372,362)	(292,074)
Total stockholders’ equity	144,769	110,734
Total liabilities and stockholders’ equity	$193,913	$135,621

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Collaboration revenue	$756	$678	$2,082	$678

Operating expenses:
Research and development	16,339	17,724	50,271	54,379
General and administrative	13,495	10,031	39,803	36,017
Total operating expenses	29,834	27,755	90,074	90,396

Loss from operations	(29,078)	(27,077)	(87,992)	(89,718)
Interest income, net	700	55	903	114
Interest expense	(255)	—	(255)	—
Loss before income tax benefit	(28,633)	(27,022)	(87,344)	(89,604)
Income tax benefit	—	—	7,056	1,000
Net loss	$(28,633)	$(27,022)	(80,288)	(88,604)

Net loss per common share, basic and diluted	$(0.34)	$(0.43)	$(1.14)	$(1.41)
Weighted average common shares outstanding, basic and diluted	83,119	63,375	70,484	63,008

Net loss	$(28,633)	$(27,022)	$(80,288)	$(88,604)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(45)	(15)	(747)	12
Total comprehensive loss	$(28,678)	$(27,037)	$(81,035)	$(88,592)

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at June 30, 2022	66,427	$7	$423,244	$(841)	$(343,729)	$78,681
Issuance of common stock in connection with private placement, net	13,319	1	57,223	—	—	57,224
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	7,264	1	33,647	—	—	33,648
Issuance of common stock in connection with stock option exercises	44	—	113	—	—	113
Issuance of warrants in connection with debt issuance	—	—	485	—	—	485
Unrealized loss on marketable securities, net of tax	—	—	—	(45)	—	(45)
Stock-based compensation	—	—	3,296	—	—	3,296
Net loss	—	—	—	—	(28,633)	(28,633)
Balance at September 30, 2022	87,054	$9	$518,008	$(886)	$(372,362)	$144,769

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at June 30, 2021	63,375	$6	$397,226	$12	$(239,224)	$158,020
Unrealized loss on marketable securities, net of tax	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	3,130	—	—	3,130
Net loss	—	—	—	—	(27,022)	(27,022)
Balance at September 30, 2021	63,375	$6	$400,356	$(3)	$(266,246)	$134,113

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2021	63,375	$6	$402,941	$(139)	$(292,074)	$110,734
Issuance of common stock in connection with private placement, net	13,319	1	57,223	—	—	57,224
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	10,307	2	47,413	—	—	47,415
Issuance of common stock in connection with stock option exercises	53	—	131	—	—	131
Issuance of warrants in connection with debt issuance	—	—	485	—	—	485
Unrealized loss on marketable securities, net of tax	—	—	—	(747)	—	(747)
Stock-based compensation	—	—	9,815	—	—	9,815
Net loss	—	—	—	—	(80,288)	(80,288)
Balance at September 30, 2022	87,054	$9	$518,008	$(886)	$(372,362)	$144,769

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized gain on marketable securities, net of tax	—	—	—	12	—	12
Stock-based compensation	—	—	9,254	—	—	9,254
Net loss	—	—	—	—	(88,604)	(88,604)
Balance at September 30, 2021	63,375	$6	$400,356	$(3)	$(266,246)	$134,113

The accompanying unaudited notes are an integral part of the condensed consolidated financial statements.

PROVENTION BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Operating activities
Net loss	$(80,288)	$(88,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,815	9,254
Amortization of premium and discounts on marketable securities	311	400
Amortization of debt issuance costs and accretion of debt discount	74	—
Non-cash operating lease expense	(54)	(20)
Depreciation	417	250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,072	238
Accounts payable	245	(3,935)
Accrued interest receivable	170	193
Accrued expenses and other current liabilities	(113)	2,474
Deferred revenue	918	7,822
Net cash used in operating activities	(67,433)	(71,928)

Investing activities
Purchase of marketable securities	(49,182)	(16,324)
Maturities of marketable securities	12,750	23,840
Purchase of fixed assets	(422)	(919)
Net cash (used in) provided by investing activities	(36,854)	6,597

Financing activities
Proceeds from private placement, net	57,224	—
Proceeds from at-the-market stock sales, net	47,415	—
Proceeds from issuance of debt, long-term, net	23,709	—
Proceeds from underwritten public offering, net	—	102,329
Proceeds from stock option exercises	131	48
Net cash provided by financing activities	128,479	102,377

Net increase in cash and cash equivalents	24,192	37,046
Cash and cash equivalents at beginning of period	78,190	102,294
Cash and cash equivalents at end of period	$102,382	$139,340

Supplemental disclosure of cash flow information:
Operating cash flows used for operating leases	$165	$131
Supplemental disclosure of non-cash financing transactions:
Fair Value of warrants issued in connection with debt issuance	$485	$—

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

Basis of presentation

The accompanying unaudited consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements. These interim financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for 2021, as filed with the SEC on February 24, 2022.

In the opinion of management, the unaudited consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

2. LIQUIDITY

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of September 30, 2022, the Company had an accumulated deficit of $372.4 million. To date, the Company has not generated any revenues from commercial product sales and has financed its operations primarily through equity offerings.

The Company has devoted substantially all of its financial resources and efforts to research and development and pre-commercial activities. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of approximately $186.5 million, which reflects $57.2 million in net proceeds from a private placement of common stock and warrants completed in July 2022 and $33.6 million in net proceeds from the sale of shares of common stock under its at-the-market (“ATM”) stock sale program during the third quarter of 2022. See Note 4 – Capitalization for a description and further details of this private placement and transactions completed under the ATM program.

In addition, during the three months ended September 30, 2022, the Company also received $23.7 million in net proceeds from a Loan and Security Agreement with Hercules Capital, Inc., which provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million was drawn on August 31, 2022. The Company may draw the second tranche in an amount equal to $40.0 million upon approval of the teplizumab BLA resubmission by the FDA, subject to certain conditions. See Note 11 – Debt for a full description and additional details of the Company’s Loan and Security Agreement with Hercules Capital, Inc.

Additionally, on October 4, 2022, the Company and Genzyme Corporation, a fully-owned subsidiary of Sanofi (“Sanofi”) entered into a Co-Promotion Agreement (the “Sanofi Co-Promotion Agreement”). Pursuant to the Sanofi Co-Promotion Agreement, the Company appointed Sanofi to co-promote and conduct certain commercialization activities with respect to teplizumab in the United States, should teplizumab receive approval by the FDA, on a co-exclusive basis for the treatment of the indication for which teplizumab receives approval in the United States. The Company also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing teplizumab under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses.

The Company also granted Sanofi an exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize teplizumab with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture teplizumab in support of such research, development and commercialization (the “ROFN”) in exchange for a one-time upfront, non-refundable, payment of $20.0 million, which was received in October 2022.

Simultaneously with the Sanofi Co-Promotion Agreement, the Company and Sanofi also entered into a Securities Purchase Agreement (the “Sanofi Securities Purchase Agreement”), pursuant to which Sanofi has agreed to purchase $35.0 million of the Company’s common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA. The closing date and five consecutive trading day period for determining the purchase price per share shall be at the Company’s election, but the closing must occur no later than February 16, 2023. See Note 16 – Subsequent Events for a full description and additional details of the Sanofi Co-Promotion agreement and the Securities Purchase Agreement.

The Company expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of its product candidates, strategic alliances and pre-commercial activities for teplizumab, as well as the development of its administrative and commercial organization. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s cash requirements for the remainder of 2022 and for 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of the Company’s regulatory activities, costs to build out the Company’s commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities (including the Sanofi Co-Promotion Agreement), the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Ahead of its upcoming FDA user fee goal date of November 17, 2022, the Company has invested and will continue to invest in pre-commercial activities to prepare for the potential commercial launch of teplizumab. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

The Company believes, based on its current operating plans, which include the Company’s plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that its cash, cash equivalents and marketable securities of $186.5 million as of September 30, 2022, together with the $20.0 million received in October 2022 under the Sanofi Co-Promotion Agreement, will be sufficient to fund the Company’s operating requirements for at least the next 12 months from the issuance of these financial statements. The Company has based these estimates on assumptions that may differ from actual results, and the Company’s available capital resources could be consumed faster than it currently expects.

The timing and outcome of the Company’s regulatory activities for teplizumab will impact the Company’s cash runway. If the Company’s teplizumab BLA resubmission is approved by the FDA, the Company will likely encounter future liquidity needs if it does not raise additional capital. Factors that could impact the Company’s cash runway include, but are not limited to, the Company’s plans for and potential changes to estimated costs of commercialization which would include the Company’s commitments under the Sanofi Co-Promotion Agreement, the success of the Company’s potential commercial launch for teplizumab and potential milestone payments that may be triggered under the Company’s current agreements, including with MacroGenics.

The Company will need to raise additional capital to fund its operations, to continue to execute its strategy and to continue as a going concern. The Company currently plans to raise additional capital through public or private equity or debt financings, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop the Company’s product candidates, to pursue the license or purchase of other technologies, to commercialize its product candidates or to purchase other products. The Company may seek to sell common or preferred equity or convertible debt securities, enter into other credit facilities or another form of third-party funding, or seek other debt financing. In addition, the Company may consider raising additional capital to fund operating activities, to expand its business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common stock. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The Company may require additional capital beyond its currently anticipated needs. Additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain sufficient additional funds when required, it may be forced to delay, restrict or eliminate all or a portion of its development programs, dispose of assets or technology or cease operations.

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

Marketable securities

The Company considers securities with original maturities of greater than 90 days to be available for sale securities. Available for sale securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Securities with an effective maturity greater than one year from the balance sheet date are classified as non-current. Available for sale securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive (loss) income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. As of September 30, 2022, the Company has not recognized any impairment or credit losses on its available for sale securities.

Financial instruments

Cash, cash equivalents and marketable securities are reflected in the accompanying consolidated financial statements at fair value. The carrying amount of accounts payable and accrued expenses and other current liabilities, including accrued research and development expenses, approximates fair value due to the short-term nature of those instruments. The Company believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity. Therefore, the carrying value of the Company’s debt approximates its fair value.

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

Debt issuance costs and debt discount

Debt issuance costs and debt discounts are presented on the accompanying consolidated balance sheets as a direct reduction from the carrying value of the debt and are amortized to interest expense over the term of the related debt using the effective interest method. The Company applies the relative fair value to allocate issuance costs among freestanding instruments that form part of the same transaction.

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

4. CAPITALIZATION

As of September 30, 2022 and December 31, 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 87,054,053 and 63,374,738 shares, respectively, were issued and outstanding. In addition, as of September 30, 2022 and December 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

July 2022 Private Placement

In July 2022, the Company entered into a Securities Purchase Agreement with certain institutional purchasers, pursuant to which the Company sold, in a private placement, 13,318,535 shares of common stock and 13,318,535 warrants to acquire additional shares of common stock for aggregate gross proceeds of approximately $60.0 million, based on an offering price of $4.505 for each share plus one warrant (the “July 2022 Private Placement”). The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants. Net proceeds from the transaction were $57.2 million after deducting fees for the placement agent of $2.4 million and other offering expenses of $0.4 million.

2021 ATM Program

The Company has established an at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. During the nine months ended September 30, 2022, the Company sold 10,306,780 shares of its common stock for aggregate net proceeds of $47.4 million, net of $1.7 million in sales commissions and other offering expenses, under the 2021 ATM Program, of which, 7,263,808 shares of common stock were sold during the three months ended September 30, 2022 for aggregate net proceeds of $33.6 million, net of $1.1 million in sales commissions and other offering expenses.

January 2021 Public Offering

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

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 were $102.4 million and $78.2 million, respectively, and included cash and investments in money market funds and U.S. Treasury securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $84.1 million and $48.9 million at September 30, 2022 and December 31, 2021, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities, U.S. Treasury securities and U.S. Government agency securities and have expected maturities ranging from approximately two months to approximately 13 months. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of September 30, 2022, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value, allowance for credit losses and effective maturities of the Company’s cash, cash equivalents and available for sale securities:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents
Cash	$1,819	$—	$—	$1,819
Money market funds	75,626	—	—	75,626
U.S. Treasury securities	24,933	4	—	24,937
Total cash and cash equivalents	102,378	4	—	102,382

Marketable securities, current
Corporate debt securities	34,681	—	(827)	33,854
U.S. Treasury securities	45,556	2	(24)	45,534
U.S. Government agency securities	3,749	2	—	3,751
Total marketable securities, current	83,986	4	(851)	83,139

Marketable securities, non-current
Corporate debt securities	1,050	—	(43)	1,007
Total marketable securities	85,036	4	(894)	84,146
Total cash, cash equivalents and marketable securities	$187,414	$8	$(894)	$186,528

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents
Cash	$4,259	$—	$—	$4,259
Money market funds	73,931	—	—	73,931
Total cash and cash equivalents	78,190	—	—	78,190

Marketable securities, current
Corporate debt securities	16,945	—	(24)	16,921

Marketable securities, non-current
Corporate debt securities	32,136	—	(115)	32,021
Total marketable securities	49,081	—	(139)	48,942
Total cash, cash equivalents and marketable securities	$127,271	$—	$(139)	$127,132

The Company’s available for sale securities are reported at fair value on the Company’s consolidated balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive (loss) income in the consolidated statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive (loss) income associated with the unrealized gain (loss) on available for sale securities during the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Beginning balance	$(841)	$12	$(139)	$(15)
Current period changes in fair value before reclassifications, net of tax	(45)	(15)	(747)	12
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	—
Other comprehensive (loss) income	(45)	(15)	(747)	12
Ending balance	$(886)	$(3)	$(886)	$(3)

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

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and has the ability to receive up to $11.5 million in research, development and manufacturing funding. As of September 30, 2022, the Company has received an aggregate of $5.5 million in research, development and manufacturing funding under the Huadong License Agreement, including $1.5 million received during the third quarter of 2022. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company, and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and is conducting a portion of this trial in Hong Kong.

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

The Company recognizes collaboration revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which is currently expected to occur through the second half of 2024. The Company recognized collaboration revenue of $0.8 million and $2.1 million during the three and nine months ended September 30, 2022, respectively, and total deferred revenue at September 30, 2022 was $8.0 million. During the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $0.7 million and $0.7 million, respectively.

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

In April 2017, the Company entered into a License Agreement with Vactech Ltd. (the “Vactech License Agreement”), pursuant to which Vactech Ltd. (“Vactech”) granted the Company exclusive global rights for the purpose of developing and commercializing the group B coxsackievirus vaccine (“CVB”) platform technology. In consideration of the licenses and other rights granted by Vactech, the Company issued two million shares of its common stock to Vactech. The Company recorded the issuance of the shares at their estimated fair value of approximately $1.70 per share, for a total of $3.4 million as a license fee expense included as part of research and development expense for the year ended December 31, 2017. Provention paid Vactech a total of approximately $0.5 million for transition and advisory services during the first 18 months of the term of the agreement. In addition, Provention may be obligated to make a series of contingent milestone payments to Vactech totaling up to an additional $24.5 million upon the achievement of certain clinical development and regulatory filing milestones, of which the Company paid $0.5 million to Vactech in April 2021. This payment was triggered upon the dosing of the first patient in the Phase 1 PROVENT study, which occurred in January 2021. In addition, the Company has agreed to pay Vactech tiered single-digit royalties on net sales of any approved product based on the CVB platform technology and three additional payments totaling $19.0 million upon the achievement of certain annual net sales levels. The Vactech License Agreement may be terminated by the Company on a country-by-country basis without cause (in which case the exclusive global rights to the technology will transfer back to Vactech) and by either party upon a material breach or insolvency of the other party. If the Company terminates the agreement with respect to two or more specified European countries, the agreement will be deemed terminated with respect to all of the European Union, and if the Company terminates the agreement with respect to the United States, the agreement will be deemed terminated with respect to all of North America. The agreement expires upon the expiration of the Company’s last obligation to make royalty payments to Vactech.

Legal Proceedings

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and retired and former Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline.

On December 23, 2021, the subsequently appointed lead plaintiff (“Lead Plaintiff”) and named plaintiff filed an amended complaint (the “Amended Complaint”) alleging similar violations to the original complaint. Lead Plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also sought unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022 (the “Motion to Dismiss”). The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. On August 4, 2022, Judge Patty Shwartz of the Third Circuit, sitting by designation for the limited purpose of deciding the Motion to Dismiss, granted the Motion to Dismiss with prejudice. Lead Plaintiff did not appeal the decision.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “New Jersey Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company was named in both New Jersey Derivative Actions as a nominal defendant. The New Jersey Derivative Actions alleged: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) sought contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The New Jersey Derivative Actions sought unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The New Jersey Derivative Actions also sought an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

On October 28, 2021, both plaintiffs and all defendants in the New Jersey Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. In response to a series of stipulations and motions, the Court entered a temporary stay of proceedings in the New Jersey Derivative Actions pending the resolution of the Motion to Dismiss in the Securities Action. On September 21, 2022, following the dismissal of the Securities Action, the Court ordered a voluntarily dismissal of the New Jersey Derivative Actions without prejudice in response to a joint stipulation filed by the parties.

On August 8, 2022, a third shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware concerning substantially the same facts and disclosures underlying the Securities Action and the New Jersey Derivative Actions (the “Delaware Derivative Action”). The Delaware Derivative Action names the same Individual Defendants as the New Jersey Derivative Actions and names the Company as a nominal defendant. The complaint in the Delaware Derivative Action alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief. The Company’s and the Individual Defendants’ response to the complaint was filed on October 28, 2022.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(28,633)	$(27,022)	$(80,288)	$(88,604)

Weighted average shares of common stock outstanding, basic and diluted	83,119	63,375	70,484	63,008
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.43)	$(1.14)	$(1.41)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Stock options	15,365	11,750	15,365	11,750
Warrants	15,135	1,705	15,135	1,705

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021

Accrued research and development expenses	$5,619	$7,156
Accrued compensation	5,303	4,023
Accrued pre-commercial costs	1,419	840
Accrued professional fees	864	1,396
Accrued interest payable	181	—
Other accrued liabilities	166	231
Total accrued expenses and other current liabilities	$13,552	$13,646

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	September 30, 2022
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$102,382	$—	$—	$102,382
Investments in U.S. Treasury securities[2]	45,534	—	—	45,534
Investments in U.S. Government agency securities[2]	—	3,751	—	3,751
Investments in corporate debt securities[2]	—	34,861	—	34,861

	December 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in active markets for identical items	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$78,190	$—	$—	$78,190
Investments in corporate debt securities[2]	—	48,942	—	48,942

[1]	Cash and cash equivalents primarily includes investments in money market funds and U.S. Treasury Securities with original maturities of 90 days or less
[2]	Investments in U.S. Treasury securities, U.S. Government agency securities and investment-grade corporate debt securities are classified as available for sale securities

10. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. As of September 30, 2022, there were options to purchase an aggregate of 13,089,589 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 1,768,825 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2022. As of September 30, 2022, there were 488,969 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. In May 2022, the Company amended its 2020 Inducement Plan to increase the number of shares available for issuance by 2,500,000 shares, increasing the total number of shares available for issuance under the plan to 4,500,000 shares. As of September 30, 2022, there were options to purchase 2,275,133 shares of common stock outstanding under the 2020 Inducement Plan and 2,224,867 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative	$1,723	$1,911	$5,389	$5,786
Research and development	1,573	1,219	4,426	3,468
Total stock-based compensation expense	$3,296	$3,130	$9,815	$9,254

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

A summary of option activity for the nine months ended September 30, 2022 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2021	12,473	$8.48	8.0 years
Granted	3,531	$4.67
Exercised	(53)	$2.41
Forfeited or expired	(586)	$8.77
Outstanding at September 30, 2022	15,365	$7.62	7.4 years	$6,149
Exercisable at September 30, 2022	6,954	$7.62	6.0 years	$5,477

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022 was $3.25 per share. As of September 30, 2022, there were approximately 1,988,000 unvested options subject to performance-based vesting criteria with approximately $12.8 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of September 30, 2022, there were approximately 6,423,000 unvested options outstanding subject to time-based vesting with approximately $26.1 million of unrecognized compensation expense which will be recognized over a period of 2.5 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cash proceeds from options exercised	$113	$—	$131	$48
Aggregate intrinsic value of options exercised	101	—	155	239

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Nine Months Ended September 30,
	2022	2021

Exercise price	$4.67	$7.69
Expected volatility	80%	81%
Expected dividends	—	—
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.08%	1.07%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected volatility calculation.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

11. DEBT

On August 31, 2022 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules LSA”) with certain financial institutions (the “Lenders”) and Hercules Capital, Inc., (“Hercules”). The Hercules LSA provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million which was drawn on the Closing Date. The Company may draw the second tranche in an amount of up to $40.0 million upon approval of the teplizumab BLA resubmission by the FDA, subject to certain customary borrowing conditions. The third tranche in an amount of up to $10.0 million may be drawn if the second tranche has been borrowed, as well as achievement of certain milestones related to cumulative net product revenue and new net cash proceeds from various allowable transactions. The fourth tranche will be available to the Company in an aggregate amount of up to $35.0 million (less the actual funded amount, if any, for the third tranche), subject to satisfaction of certain conditions, including achievement of specified cumulative net product revenue-based milestones. The availability of the fifth tranche of up to $25.0 million is subject to the approval of the Lenders.

The term loans have a scheduled maturity date of September 1, 2026 (the “Maturity Date”), which will be extended for an additional year upon approval of the teplizumab BLA resubmission by the FDA (the “Approval Milestone”) and certain other conditions. The Company will make interest-only monthly payments of accrued interest without amortization of principal until September 1, 2025, which will be extended, (i) by six months if the Company achieves (x) the Approval Milestone prior to September 1, 2025 and (y) a performance milestone based on aggregate net product revenue on a trailing six-month basis, and (ii) by an additional six months if the interest-only period has previously been extended and the Company maintains compliance with the financial covenants, described below, through March 1, 2026. After the conclusion of the interest-only period, monthly installments of principal and interest will be paid through the Maturity Date.

The term loans will bear interest at a per annum rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.70% and (ii) 8.20%. As of September 30, 2022, the interest rate was 8.95%. The Company paid Hercules a facility charge of approximately $0.2 million in respect of the funding of the first tranche of term loans. Each of the other tranches, if drawn, are subject to a facility charge, payable upon funding, equal to 0.75% of the principal amount of the amount of such tranche funded.

If the Company makes a prepayment on the term loans, it will be obligated to pay a prepayment charge, based on a percentage of the amount of term loans so prepaid, equal to: (i) 2.0%, if the prepayment occurs within the first 12 months following the Closing Date; (ii) 1.5% if the prepayment occurs more than 12 months, but on or prior to the date that is 24 months, following the Closing Date; and (iii) 1.0%, if the prepayment occurs more than 24 months following the Closing Date, but on or prior to the date that is 30 days prior to the Maturity Date. The Company is also obligated to pay an end of term charge of 6.60% of the principal amount so prepaid or repaid. No such charge is due in connection with certain refinancings of the Hercules LSA involving Hercules, the Lenders and their affiliates or as otherwise agreed in writing by Hercules and the Lenders.

The Hercules LSA contains customary representations and warranties as well as certain financial covenants in term loan facilities of this type for similarly situated companies, including but not limited to liquidity, monthly revenue performance and market capitalization covenants. The Company was in compliance with all such covenants at September 30, 2022.

In connection with the funding of each tranche of Hercules LSA, the Company will issue warrants to the Lenders to acquire shares of the Company’s common stock at an exercise price per share equal to the three-day volume-weighted average price prior to the closing of each tranche of term loans (the “Exercise Price”), subject to certain terms and conditions (the “Term Loan Warrants”). The number of shares of the Company’s common stock into which such Term Loan Warrants will be exercisable will be equal to the aggregate principal amount of the applicable tranche of term loans funded multiplied by 2.0%, divided by the applicable Exercise Price. The Term Loan Warrants may be exercised on a cashless basis and will be exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Term Loan Warrants. The Company issued Term Loan Warrants to acquire 111,934 shares of the Company’s common stock at an exercise price of approximately $4.47 per share in connection with the funding of the first tranche of the Hercules LSA.

In accordance with ASC 470, Debt, the value of the initial Hercules LSA term loan and the Term Loan Warrants was allocated using a relative fair value allocation. The Company evaluated the features of the Hercules LSA and the Term Loan Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the Hercules LSA and the Term Loan Warrants did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the Term Loan Warrants should be classified as equity. The estimated fair value of the Term Loan Warrants, determined to be approximately $0.5 million, was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Fair value of common stock	$5.35
Exercise price	$4.47
Expected volatility	89.2%
Expected dividends	—
Contractual term (in years)	7.0
Risk-free interest rate	3.59%

The fair value of the Term Loan Warrants was recorded as a credit to additional paid-in capital and treated as a debt discount. The remaining value was allocated to the initial Hercules LSA term loan, net of $0.5 million of fees paid to the Lenders, including the facility charge and legal costs, which were recorded as a debt discount. In addition, the Company incurred legal, agent and other issuance costs of $0.8 million, which were recorded as debt issuance costs. The debt discount and debt issuance costs are being amortized to interest expense and the end of term charge is being accreted using the effective interest method over the term of the term loan.

The following table presents the carrying value of the Company’s debt balance as of the periods indicated:

	September 30, 2022	December 31, 2021

Hercules LSA term loan	$25,000	$—
Debt discount and debt issuance costs, unamortized	(1,731)	—
End of term charge accretion	29	—
Debt, long-term	$23,298	$—

As of September 30, 2022, future principal payments of the Company’s debt balance, including the contractual end of term charge, for each of the fiscal years through maturity were as follows:

Year ending December 31,
2022 (remaining)	$—
2023	—
2024	—
2025	7,425
2026	19,225
Thereafter	—
$26,650

Interest expense during the periods presented below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Contractual interest expense	$181	$—	$181	$—
Accretion of debt discount	46	—	46	—
Amortization of debt issuance costs	28	—	28	—
Total interest expense	$255	$—	$255	$—

12. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of the IPO in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. As of September 30, 2022, a total of 316,754 warrants have been exercised on a cashless basis.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. As of September 30, 2022, a total of 134,114 warrants have been exercised on a cashless basis.

In connection with the July 2022 Private Placement, the Company issued to certain institutional purchasers 13,318,535 warrants to acquire additional shares of the Company’s common stock. The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants.

The Company evaluated whether the warrants should be classified as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Based on its evaluation, the Company determined that the warrants should be classified as equity and were recorded as a credit to additional paid-in capital as a component of the net proceeds from the July 2022 Private Placement and are not subject to remeasurement. The Company will continue to evaluate the classification of the equity warrants on a quarterly basis, to determine whether the warrants continue to meet equity classification.

During the three and nine months ended September 30, 2022 and 2021, no warrants to purchase shares of the Company’s common stock were exercised.

As of September 30, 2022, outstanding warrants consisted of the following:

	Number of Warrants	Weighted Average Exercise Price	Expiration Date

July 2022 Private Placement warrants	13,318,535	$6.00	July 13, 2027
IPO warrants	1,462,842	5.00	July 3, 2023
Series A warrants	241,986	2.50	April 25, 2024
Term Loan Warrants - 1st tranche (see Note 11)	111,934	4.47	September 15, 2029
Total	15,135,297	$5.84

13. FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2022	December 31, 2021

Software	$1,643	$916
Leasehold improvements	838	838
Furniture and fixtures	149	149
Clinical equipment	72	76
Office equipment	35	35
Software in progress	116	417
	2,853	2,431
Less accumulated depreciation	(837)	(420)
Fixed assets, net	$2,016	$2,011

Depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

14. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its consolidated balance sheet. As of September 30, 2022, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease expense	$37	$37	$111	$111
Variable lease expense	10	6	28	18
Total lease expense	$47	$43	$139	$129

Supplemental balance sheet information related to leases are as follows:

	Classification	As of September 30, 2022	As of December 31, 2021

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$336	$373
Lease liabilities
Current	Accrued expenses and other current liabilities	$144	$125
Non-current	Operating lease liabilities, long-term	$480	$590

Weighted average remaining lease term
Operating leases		3.4 years	4.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of September 30, 2022, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2022 (remaining)	$56
2023	227
2024	232
2025	238
2026	41
Thereafter	—
Total lease payments	794
Less: present value discount	170
Present value of lease liabilities	$624

15. INCOME TAXES

The Company recorded no provision or benefit for state income taxes for the three months ended September 30, 2022 and 2021. The Company recorded a benefit from state income taxes of $7.1 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $86.9 million and $11.9 million, respectively in each period, of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash proceeds of $7.1 million and $1.0 million. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits.

16. SUBSEQUENT EVENTS

On October 4, 2022, the Company and Genzyme Corporation, a fully-owned subsidiary of Sanofi, entered into the Sanofi Co-Promotion Agreement. Pursuant to the Sanofi Co-Promotion Agreement, the Company appointed Sanofi to co-promote and conduct certain commercialization activities with respect to teplizumab in the United States on a co-exclusive basis for the treatment of the indication for which teplizumab receives approval in the United States during the term of the Sanofi Co-Promotion Agreement. The Company also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing teplizumab under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses.

The Company also granted Sanofi an exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize teplizumab with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture teplizumab in support of such research, development and commercialization (the “ROFN”) in exchange for a one-time upfront, non-refundable, payment of $20.0 million. Sanofi may exercise the ROFN beginning on October 4, 2022 until June 30, 2023 (the “Initial ROFN Period”), and the Initial ROFN Period may be extended (a) at Sanofi’s election, upon payment of a one-time extension fee, to the later of (i) September 30, 2023, and (ii) 60 days after the Company delivers to Sanofi the top-line data for an identified clinical trial sponsored by the Company (the “Data Delivery Date”); or (b) automatically, without an extension fee, to 60 days after the Data Delivery Date if the Company does not receive regulatory approval for teplizumab before November 30, 2022.

Simultaneously, the Company and Sanofi also entered into the Sanofi Securities Purchase Agreement. Pursuant to the Sanofi Securities Purchase Agreement, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA, Sanofi has agreed to purchase $35.0 million of the Company’s common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date. The closing date and five consecutive trading day period for determining the purchase price per share shall be at the Company’s election, but the closing must occur no later than February 16, 2023.

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

We have not generated any revenue from commercial product sales to date and, through September 30, 2022, we had an accumulated deficit of $372.4 million. We have financed our operations primarily through equity offerings.

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

31

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

The FDA has engaged with us in routine negotiations and discussions with respect to their ongoing review, the draft label sent to us by the FDA in October, as well as the FDA’s proposed post-marketing requirements or commitments. These negotiations and discussions with the FDA may not lead to an approval of the BLA resubmission for teplizumab.

Sanofi Co-Promotion Agreement

On October 4, 2022, we announced that we entered into the Sanofi Co-Promotion Agreement with Genzyme Corporation, a fully-owned subsidiary of Sanofi. Pursuant to the agreement, we appointed Sanofi to co-promote and conduct certain commercialization activities with respect to teplizumab in the United States on a co-exclusive basis for the treatment of the indication for which teplizumab receives approval in the United States during the term of the Sanofi Co-Promotion Agreement. We also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing teplizumab under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses.

We also granted Sanofi an exclusive, one-time ROFN to obtain exclusive rights to research, develop and commercialize teplizumab with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture teplizumab in support of such research, development and commercialization in exchange for a one-time upfront, non-refundable, payment of $20.0 million.

Simultaneously, we also entered into the Sanofi Securities Purchase Agreement, pursuant to which, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA, Sanofi has agreed to purchase $35.0 million of our common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of our common stock for the five consecutive trading days prior to the closing date. The closing date and five consecutive trading day period for determining the purchase price per share shall be at our election, but the closing must occur no later than February 16, 2023.

PRV-3279 (humanized anti-CD32B and CD79B bispecific)

PREVAIL-2 Phase 2a Study

On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study (PRV-3279 EVAluation In Lupus – Phase 2). PRV-3279 is an investigational humanized bispecific DART molecule targeting the B-cell surface proteins CD32B and CD79B, which has the potential to intercept the pathophysiology of SLE and other B cell-mediated autoimmune diseases, as well as to prevent the immunogenicity of biotherapeutic products such as gene therapy.

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

Impact of COVID-19 on our Business

We are closely monitoring continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of the pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, manufacturing and supply chain, regulatory review and related timelines for our BLA resubmission, including any potential United States launch of teplizumab if approved by the FDA. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the PRV-015 Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

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

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory and ethics committee approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception through September 30, 2022, have been principally related to the acquisition and development of our clinical programs, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients.

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

Interest Expense

Interest expense consists of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our debt. Debt discount is accreted, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our consolidated balance sheets reflect debt, net of the debt discount, debt issuance costs paid to the lender and other third-party costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$756	$678	$78
Operating expenses:
Research and development	16,339	17,724	(1,385)
General and administrative	13,495	10,031	3,464
Total operating expenses	29,834	27,755	2,079
Loss from operations	(29,078)	(27,077)	2,001
Interest income, net	700	55	645
Interest expense	(255)	—	255
Loss before income tax benefit	(28,633)	(27,022)	1,611
Income tax benefit	—	—	—
Net loss	$(28,633)	$(27,022)	$1,611

Net loss per common share, basic and diluted	$(0.34)	$(0.43)
Weighted average common shares outstanding, basic and diluted	83,119	63,375

Collaboration Revenue

Collaboration revenue was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, recognized from the Huadong License Agreement. The increase in collaboration revenue recognized is due to an increase in the related clinical research activities performed as a result of the initiation of the PREVAIL-2 Phase 2a study in January 2022.

Research and Development Expenses

Research and development expenses were $16.3 million for the three months ended September 30, 2022, a decrease of $1.4 million, compared to $17.7 million for the three months ended September 30, 2021. The decrease related primarily to lower costs for our teplizumab program, including the PROTECT study as we completed target enrollment in August 2021. This decrease in research and development expenses was partially offset by increased costs for the PROACTIVE Phase 2b study (PRV-015) and the PREVAIL-2 Phase 2a study (PRV-3279) which was initiated in January 2022. Research and development expenses for the three months ended September 30, 2022 and 2021 also included personnel costs of $6.1 million and $4.1 million, respectively, including stock-based compensation of $1.6 million and $1.2 million in each respective year. The increase in personnel costs relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the three months ended September 30, 2022, an increase of $3.5 million, compared to $10.0 million for the three months ended September 30, 2021, driven by pre-commercial expenses. General and administrative expenses for the three months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$7,633	$4,284	$3,349
Other general and administrative expenses	5,862	5,747	115
Total general and administrative expenses	$13,495	$10,031	$3,464

Pre-commercial expenses were $7.6 million for the three months ended September 30, 2022 and primarily consisted of $3.4 million in external costs for our pre-commercial activities, such as marketing and market access costs, $3.9 million in personnel costs, including stock-based compensation of $0.6 million and $0.3 million of other pre-commercial expenses. Pre-commercial expenses were $4.3 million for the three months ended September 30, 2021 and primarily consisted of $1.3 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $3.0 million in personnel costs, including stock-based compensation of $0.5 million. The increase in pre-commercial expenses related primarily to an increase in our pre-commercial activities and associated costs following the FDA’s acceptance of our BLA resubmission in March 2022, for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA. We expect our pre-commercial activities to increase in the fourth quarter of 2022 as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $5.9 million for the three months ended September 30, 2022 and primarily consisted of $3.0 million in personnel costs, including stock-based compensation of $1.1 million, $1.4 million in professional fees and legal expenses and approximately $0.6 million in insurance and other public company costs. Other general and administrative expenses were $5.7 million for the three months ended September 30, 2021 and primarily consisted of $2.8 million in personnel costs, including stock-based compensation of $1.4 million, $1.8 million in professional fees and legal expenses and approximately $0.6 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $0.7 million during the three months ended September 30, 2022, compared to $0.1 million during the three months ended September 30, 2021. The increase in interest income, net, primarily related higher yields from our investment portfolio during the three months ended September 30, 2022 as well as an increased cash, cash equivalents and marketable securities balance during the three months ended September 30, 2022.

Interest Expense

Interest expense was $0.3 million during the three months ended September 30, 2022 and consisted of contractual interest, accretion of debt discount and amortization of debt issuance costs for our debt. We did not have any outstanding debt during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenue	$2,082	$678	$1,404
Operating expenses:
Research and development	50,271	54,379	(4,108)
General and administrative	39,803	36,017	3,786
Total operating expenses	90,074	90,396	(322)
Loss from operations	(87,992)	(89,718)	(1,726)
Interest income, net	903	114	789
Interest expense	(255)	—	255
Loss before income tax benefit	(87,344)	(89,604)	(2,260)
Income tax benefit	7,056	1,000	6,056
Net loss	$(80,288)	$(88,604)	$(8,316)

Net loss per common share, basic and diluted	$(1.14)	$(1.41)
Weighted average common shares outstanding, basic and diluted	70,484	63,008

Collaboration Revenue

Collaboration revenue was $2.1 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, recognized from the Huadong License Agreement. The increase in collaboration revenue recognized is due to an increase in the related clinical research activities performed as a result of the initiation of the PREVAIL-2 Phase 2a study in January 2022.

Research and Development Expenses

Research and development expenses were $50.3 million for the nine months ended September 30, 2022, a decrease of $4.1 million, compared to $54.4 million for the nine months ended September 30, 2021. The decrease related primarily to lower costs for our teplizumab program, including the PROTECT study, as we completed target enrollment in August 2021, and lower costs for regulatory activities, compared to the prior year period, which included costs related to the initial teplizumab BLA submission. Also contributing to the decrease were costs related to the PROVENT Phase 1 study (PRV-101), for which we announced interim results from in October 2021, including $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. We also incurred $1.1 million in expenses related to the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement during the first quarter of 2021. This decrease in research and development expenses was partially offset by increased costs for the PROACTIVE Phase 2b study (PRV-015) and the PREVAIL-2 Phase 2a study (PRV-3279) which was initiated in January 2022. Research and development expenses for the nine months ended September 30, 2022 and 2021 also included personnel costs of $17.7 million and $12.1 million, respectively, including stock-based compensation of $4.4 million and $3.5 million in each respective year. The increase in personnel costs relates to an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $39.8 million for the nine months ended September 30, 2022, an increase of $3.8 million, compared to $36.0 million for the nine months ended September 30, 2021. General and administrative expenses for the nine months ended September 30, 2022 and 2021 were comprised of the following:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(in thousands)
Pre-commercial expenses	$20,813	$17,594	$3,219
Other general and administrative expenses	18,990	18,423	567
Total general and administrative expenses	$39,803	$36,017	$3,786

Pre-commercial expenses were $20.8 million for the nine months ended September 30, 2022 and primarily consisted of $9.3 million in external costs for our pre-commercial activities, such as marketing and market access costs, $10.5 million in personnel costs, including stock-based compensation of $1.7 million, and $0.9 million in other pre-commercial expenses. Pre-commercial expenses were $17.6 million for the nine months ended September 30, 2021 and primarily consisted of $9.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $8.4 million in personnel costs, including stock-based compensation of $1.6 million. The increase in pre-commercial expenses related primarily to an increase in our pre-commercial activities and associated costs following the FDA’s acceptance of our BLA resubmission in March 2022, for which an extended user fee goal date of November 17, 2022 has been assigned by the FDA. We expect our pre-commercial activities to increase in the fourth quarter of 2022 as we continue to build out our commercial infrastructure, including our headcount, as we prepare for the potential commercial launch of teplizumab.

Other general and administrative expenses were $19.0 million for the nine months ended September 30, 2022 and primarily consisted of $9.4 million in personnel costs, including stock-based compensation of $3.7 million, $5.5 million in professional fees and legal expenses and approximately $2.1 million in insurance and other public company costs. Other general and administrative expenses were $18.4 million for the nine months ended September 30, 2021 and primarily consisted of $8.5 million in personnel costs, including stock-based compensation of $4.2 million, $6.2 million in professional fees and legal expenses and approximately $1.9 million in insurance and other public company costs.

Interest Income, Net

Interest income, net, was $0.9 million during the nine months ended September 30, 2022, compared to $0.1 million during the nine months ended September 30, 2021. The increase in interest income, net, primarily related higher yields from our investment portfolio during the nine months ended September 30, 2022.

Interest Expense

Interest expense was $0.3 million during the nine months ended September 30, 2022 and consisted of contractual interest, accretion of debt discount and amortization of debt issuance costs for our debt. We did not have any outstanding debt during the nine months ended September 30, 2021.

Income Tax Benefit

We recorded an income tax benefit of $7.1 million during the nine months ended September 30, 2022, compared to $1.0 million during the nine months ended September 30, 2021. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of NOLs sold year over year.

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

Since our inception in October 2016, we have financed our operations primarily through equity offerings. Through these equity offerings, we have raised aggregate net proceeds of approximately $468.8 million to date, net of underwriting discounts, commissions and other offering expenses.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $186.5 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds, U.S. Treasury and Government Agency securities and corporate debt securities.

In July 2022, we entered into a Securities Purchase Agreement with certain institutional purchasers, pursuant to which we sold, in a private placement, 13,318,535 shares of common stock and 13,318,535 warrants to acquire additional shares of common stock for aggregate gross proceeds of approximately $60.0 million, based on an offering price of $4.505 for each share plus one warrant. The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants. Net proceeds from the transaction were $57.2 million after deducting fees for the placement agent of $2.4 million and other offering expenses of $0.4 million.

We established the 2021 ATM Program through which we may sell, from time to time at our sole discretion, up to $150.0 million of shares of our common stock. During the nine months ended September 30, 2022, we sold 10,306,780 shares of our common stock for aggregate net proceeds of $47.4 million, net of $1.7 million in sales commissions and other offering expenses, under the 2021 ATM Program, of which, 7,263,808 shares of common stock were sold during the three months ended September 30, 2022 for aggregate net proceeds of $33.6 million, net of $1.1 million in sales commissions and other offering expenses. We have approximately $100.9 million of available capacity under the 2021 ATM Program.

In August 2022, we entered into the Hercules LSA with Hercules. The Hercules LSA provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million was drawn on August 31, 2022, the Closing Date. We may draw the second tranche in an amount equal to $40.0 million upon approval of the teplizumab resubmission by the FDA, subject to certain conditions. The third and fourth tranches will be available to us in an aggregate amount of up to $35.0 million, subject to satisfaction of certain conditions, including achievement of certain milestones. The availability of the fifth tranche of up to $25.0 million is subject to the approval of the Lenders.

In October 2022, we and Genzyme Corporation, a fully-owned subsidiary of Sanofi entered into the Sanofi Co-Promotion Agreement. Pursuant to the Sanofi Co-Promotion Agreement, we appointed Sanofi to co-promote and conduct certain commercialization activities with respect to teplizumab in the United States, should teplizumab receive approval by the FDA, on a co-exclusive basis for the treatment of the indication for which teplizumab receives approval in the United States. We also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing teplizumab under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses.

We also granted Sanofi an exclusive, one-time ROFN to obtain exclusive rights to research, develop and commercialize teplizumab with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture teplizumab in support of such research, development and commercialization in exchange for a one-time upfront, non-refundable, payment of $20.0 million, which was received in October 2022.

Simultaneously with the Sanofi Co-Promotion Agreement, we and Sanofi also entered into the Sanofi Securities Purchase Agreement, pursuant to which Sanofi has agreed to purchase $35.0 million of our common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of our common stock for the five consecutive trading days prior to the closing date, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA. The closing date and five consecutive trading day period for determining the purchase price per share shall be at our election, but the closing must occur no later than February 16, 2023. See Note 16 – Subsequent Events for a full description and additional details of the Sanofi Co-Promotion agreement and the Securities Purchase Agreement.

We have devoted substantially all of our financial resources and efforts to research and development and pre-commercial activities. We expect to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, costs related to research funding, development of our product candidates, strategic alliances and pre-commercial activities for teplizumab, as well as the development of our administrative and commercial organization. Our net losses may fluctuate significantly from quarter to quarter and year to year.

Our cash requirements for the remainder of 2022 and for 2023 will be impacted by a number of factors, the most significant of which are expenses related to teplizumab, including costs, timing and outcome of our regulatory activities, costs to build out our commercial infrastructure and pre-commercial activities for teplizumab, and if approval is received from the FDA, commercial sales activities (including the Sanofi Co-Promotion Agreement), the PROTECT clinical trial, manufacturing activities for teplizumab and any potential milestone payments that may become due upon a potential regulatory approval of teplizumab by the FDA. Ahead of our upcoming FDA user fee goal date of November 17, 2022, we have invested and will continue to invest in pre-commercial activities to prepare for the potential commercial launch of teplizumab. Other factors include costs related to our other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of PRV-015 (ordesekimab) in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that our cash, cash equivalents and marketable securities of $186.5 million as of September 30, 2022, together with the $20.0 million we received in October 2022 under the Sanofi Co-Promotion Agreement, will be sufficient to fund our operating requirements for at least the next 12 months from the issuance of these financial statements. We have based these estimates on assumptions that may differ from actual results, and our available capital resources could be consumed faster than it currently expects.

We will need to raise additional capital to fund our operations, to develop and commercialize teplizumab, PRV-015, PRV-3279 and PRV-101 and to develop, acquire, or in-license other products. We currently plan to raise additional capital through equity offerings, debt, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop our product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into other credit facilities or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, dispose of assets or technology or cease operations.

The timing and outcome of our regulatory activities for teplizumab will impact our cash runway. If our teplizumab BLA resubmission is approved by the FDA, we will likely encounter future liquidity needs if we do not raise additional capital. Factors that could impact our cash runway include, but are not limited to, our plans for and potential changes to estimated costs of commercialization which would include our commitments under the Sanofi Co-Promotion Agreement, the success of our potential commercial launch for teplizumab and potential milestone payments that may be triggered under our current agreements, including with MacroGenics.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,433)	$(71,928)
Investing activities	(36,854)	6,597
Financing activities	128,479	102,377
Net change in cash and cash equivalents	$24,192	$37,046

Cash Flows from Operating Activities

Net cash used in operating activities was $67.4 million for the nine months ended September 30, 2022, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015 and PRV-3279, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $3.0 million received from Huadong in connection with the Huadong License Agreement during the nine months ended September 30, 2022. Our working capital was $165.3 million as of September 30, 2022.

Net cash used in operating activities was $71.9 million for the nine months ended September 30, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for teplizumab, clinical development activities for PRV-015, PRV-3279 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $8.5 million received from Huadong in connection with the Huadong License Agreement during the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $36.9 million for the nine months ended September 30, 2022, and primarily related to the purchase of marketable securities totaling $49.2 million and capital expenditures associated with data information systems of $0.4 million offset by proceeds received from the maturity of marketable securities totaling $12.8 million.

Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2021, and primarily related to proceeds received from the maturity of marketable securities totaling $23.8 million offset by purchases of marketable securities totaling $16.3 million and capital expenditures associated with data information systems of $0.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $128.5 million for the nine months ended September 30, 2022, and primarily related to aggregate net proceeds received from the July 2022 Private Placement of $57.2 million, $47.4 million from the sale of common stock under our 2021 ATM program, $23.7 million from the issuance of debt under the Hercules LSA as well as proceeds received from stock option exercises during the period.

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

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 - Commitments and Contingencies, and Note 11 - Debt, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

In July 2020, we entered into an agreement to lease approximately 7,000 square feet of office space in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the lease commencement date, which occurred in October 2020, with base annual lease payments of approximately $0.2 million.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash. As of September 30, 2022, we had $3.4 million of contracted purchase obligations which represents our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreements with our CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement. These committed purchase obligations are expected to be incurred within one year from the issuance of these financial statements.

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

COVID-19

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the PRV-015 Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Inflation and Interest Rates

Inflation and interest rates have both increased during the periods covered by this report, and these increases are expected to continue to impact the economy for the near future. Inflation and higher interest rates have had a negative impact on the broader equity markets, leading to declines in equity valuations, especially in the biopharmaceutical sector, and may continue to result in higher borrowing costs, reduced liquidity and ability to raise capital, and could potentially increase the interest payments on our variable rate debt. Other factors that may be impacted by inflation include manufacturing, research and development, general and administrative, and personnel related expenses. We have not been affected materially by inflation during the periods covered by this report, however, inflationary increases in the future may adversely impact our business and corresponding financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which are detailed further within this Quarterly Report on Form 10-Q. See Note 3 - Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

Recent Accounting Pronouncements

See Note 3 - Significant Accounting Policies, to our condensed consolidated financial statements included in this report, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $186.5 million as of September 30, 2022, consisting of cash and investments in money market funds, U.S. Treasury securities, U.S. Government agency securities and certain short and long-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the nine months ended September 30, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of September 30, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.

Interest Rate Risk

In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates. For our variable rate debt, interest rate changes in the underlying index rates will impact future interest expense and cash flows. Based on the outstanding principal balance of the Hercules LSA term loan as of September 30, 2022, a hypothetical 100 basis point increase or decrease in interest rates would have affected our future annual interest payments by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and retired and former Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. On December 23, 2021, the subsequently appointed lead plaintiff (the “Lead Plaintiff”) and named plaintiff filed an amended complaint (the “Amended Complaint”) alleging similar violations as the original complaint. Lead Plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also sought unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022 (the “Motion to Dismiss”). The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. On August 4, 2022, Judge Patty Shwartz of the Third Circuit, sitting by designation for the limited purpose of deciding the Motion to Dismiss, granted the Motion to Dismiss with prejudice. Lead Plaintiff did not appeal the decision.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “New Jersey Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company was named in both New Jersey Derivative Actions as a nominal defendant. The New Jersey Derivative Actions alleged: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) sought contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The New Jersey Derivative Actions sought unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The New Jersey Derivative Actions also sought an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

On October 28, 2021, both plaintiffs and all defendants in the New Jersey Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. In response to a series of stipulations and motions, the Court entered a temporary stay of proceedings in the New Jersey Derivative Actions pending the resolution of the Motion to Dismiss in the Securities Action. On September 21, 2022, following the dismissal of the Securities Action, the Court ordered a voluntarily dismissal of the New Jersey Derivative Actions without prejudice in response to a joint stipulation filed by the parties.

On August 8, 2022, a third shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware concerning substantially the same facts and disclosures underlying the Securities Action and the New Jersey Derivative Actions (the “Delaware Derivative Action”). The Delaware Derivative Action names the same Individual Defendants as the New Jersey Derivative Actions and names the Company as a nominal defendant. The complaint in the Delaware Derivative Action alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief. The Company’s and the Individual Defendants’ response to the complaint was filed on October 28, 2022.

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

We have acquired or in-licensed four clinical stage assets and a late stage preclinical enteroviral vaccine platform. Marketing approval of our product candidates will require extensive clinical testing data to support safety and efficacy requirements, as well as pharmaceutical development, manufacturing and preclinical data, all of which are needed for regulatory approval, and the requirements may be different in different jurisdictions in which we intend to launch our products. If we obtain marketing approvals in the jurisdictions in which we intend to launch our products, we will then have to secure pricing and reimbursement approvals for our product candidates prior to product launch. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, we may not be able to:

●	successfully implement or execute our current business plan;
●	successfully start and complete clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	secure pricing and reimbursement approvals for our product candidates;
●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
●	secure market exclusivity and/or adequate intellectual property protection for our product candidates;
●	attract and retain an experienced management and advisory team;
●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval, pricing and reimbursement approval and related milestones, and commercialization for our product candidates;
●	successfully recruit and retain a fully functional launch ready commercial organization;
●	successfully launch teplizumab in the United States;
●	successfully execute our teplizumab launch plan for the At-Risk indication, including raising awareness and expanding screening to identify patients At-Risk of developing clinical T1D; and
●	successfully establish strategic partnerships to launch teplizumab outside the United States

If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be adversely affected.

We expect to incur substantial expenses and may never become profitable or be able to sustain profitability.

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and pricing and reimbursement approval for our product candidates, both of which are necessary for the successful commercialization of our product candidates. We expect to incur significant expense to complete our clinical programs for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval, or pricing and reimbursement approval, for the marketing of our product candidates in any indication in the United States or internationally. Even if we are able to commercialize our product candidates, we may not be able to generate significant revenues or ever achieve profitability.

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

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for teplizumab, including costs related to the buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for teplizumab and our other product candidates. We will operate at a loss for the foreseeable future or until such time as we obtain regulatory approval, and pricing and reimbursement approval, for and execute a successful commercial launch of teplizumab, if ever. For the nine months ended September 30, 2022 and 2021, we had a net loss of $80.3 million and $88.6 million, respectively, and as of September 30, 2022, we had an accumulated deficit of $372.4 million. We had cash, cash equivalents and marketable securities of $186.5 million as of September 30, 2022. We expect to continue to incur significant expenses and increasing operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year.

We believe, based on our current operating plans, which include our plans to prepare for a potential commercialization of teplizumab if approved by the FDA, and other factors described above, that our cash, cash equivalents and marketable securities, will be sufficient to fund current operating requirements for at least the next 12 months from the issuance of the financial statements included within this report. If the teplizumab BLA resubmission is approved by the FDA and we do not otherwise raise additional capital, we will encounter near-term liquidity needs. Factors that could impact our cash runway include, but are not limited to, our plans for and potential changes to estimated costs of commercialization which would include our commitments under the Sanofi Co-Promotion Agreement, the success of our potential commercial launch for teplizumab and potential milestone payments that may be triggered under our current agreements, including with MacroGenics.

We do not have any prospective credit facilities as a source of future funds apart from the available capacity under our 2021 ATM Program, the Hercules LSA, and the Sanofi Securities Purchase Agreement, if the teplizumab BLA resubmission is approved by the FDA, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and could require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for our product candidates, in-license or acquire additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

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

Our debt agreement with Hercules contains milestones that must be achieved in order to draw down on our debt facility and operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in Hercules taking possession of any collateral.

The second tranche of term loans under the Hercules LSA (the “Second Tranche”), in an amount up to $40.0 million, may only be drawn on or prior to the earlier of (x) September 30, 2023 and (y) ninety (90) days following the achievement of the Approval Milestone if (i) the Approval Milestone has been achieved and (ii) certain customary borrowing conditions in the Hercules LSA have been satisfied. The third tranche of term loans under the Hercules LSA (the “Third Tranche”), in an amount up to $10.0 million, may only be drawn if the Second Tranche has been borrowed, subject to the achievement of (i) at least $70.0 million in new net cash proceeds from various equity issuances (including convertible debt) and business development transactions on or prior to December 15, 2023 and (ii) achievement of specified cumulative net product revenue related to teplizumab on or prior to November 30, 2023, provided that certain customary borrowing conditions have been satisfied. The fourth tranche of term loans under the Hercules LSA (the “Fourth Tranche”), in an amount up to $35.0 million (less the actual funded amount, if any, of the Third Tranche), may be drawn, subject to the achievement of specified trailing six-month net product revenue for any six-month period following the Closing Date and on or prior to September 30, 2024 (the “Performance Milestone”), with the drawing of the Fourth Tranche to occur on or prior to the earlier of (x) December 15, 2024 and (y) ninety (90) days following the achievement of the Performance Milestone, provided that certain customary borrowing conditions have been satisfied. The fifth tranche of term loans under the Hercules LSA, in an amount up to $25.0 million, is available solely at the discretion of the Lenders. Each of the remaining tranches may be borrowed in multiple drawings.

The Hercules LSA requires that, commencing on January 1, 2023, the Company maintain, at all times, unrestricted cash, cash equivalents and liquid funds held in accounts subject to a control agreement in favor of Hercules (“Liquidity”) in an amount not less than 50.0% of the aggregate outstanding amount of the term loans plus the aggregate amount of the Company’s accounts payable that remain unpaid 120 days after their respective due dates; provided that, upon (x) achievement of an Approval Milestone and (y) the effectiveness of the Performance Covenant (as defined below), the minimum Liquidity required to be maintained by the Company will be an amount not less than the greater of (A) $20,000,000 and (B) 25% of the aggregate outstanding amount of the aggregate outstanding amount of the term loans plus the aggregate amount of the Company’s accounts payable that remain unpaid 120 days after their respective due dates. In addition, if the Company draws Tranche 2, Tranche 3 and Tranche 4 of term loans, the Company is required to maintain minimum 6-month trailing revenue amounts, measured monthly commencing with the delivery of financial statements for the period ending June 30, 2024, as set forth in the Hercules LSA, provided that such minimum revenue covenant will be waived at any time in which the Company maintains (a) at least $550.0 million of market capitalization and minimum Liquidity of not less than 50.0% of the aggregate outstanding amount of the term loans or (b) minimum Liquidity of not less than 85.0% of the aggregate outstanding amount of the term loans. In addition, the Hercules LSA includes customary representations and warranties and other covenants associated with a secured term loan facility for similarly situated companies.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development strategy;
●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals, and pricing and reimbursement approvals, for our product candidates;
●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	the cost of manufacturing and maintaining sufficient inventories of our products to meet anticipated demand;
●	any product liability or other lawsuits related to our product candidates and the costs associated with defending them or the results of such lawsuits;
●	the cost of defending against securities litigation including stock-drop litigation and related derivative lawsuits;

●	the cost of growing our ongoing development operations and establishing commercialization operations;
●	the cost to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	the costs associated with commercialization.

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

Moreover, we may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. Prior to commencing any clinical trials, we will also have to obtain approval from the Institutional Review Board (“IRB”), or Ethics Committee (“EC”) in each of the countries in which we plan to conduct our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital.

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

Our business currently depends entirely on the successful development, regulatory approval, pricing and reimbursement approval and commercialization of our product candidates. Our product candidates will require additional preclinical and clinical development, regulatory and marketing approval in multiple jurisdictions, obtaining sufficient manufacturing capacity and expertise for both clinical development and commercial production and substantial investment and significant commercialization efforts before we generate any revenue from product sales.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical and clinical studies with positive results;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	entry into collaborations to further the development of our product candidates;
●	investigational new drug or clinical trial authorization applications, being cleared such that our product candidates can commence clinical trials;
●	successful initiation of enrollment in and completion of clinical trials;
●	successful data from our clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory, marketing and pricing and reimbursement approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer, where applicable, from our reliance on CMOs, to our own manufacturing facility, or from our own manufacturing facility to CMOs or the facilities of collaboration partners;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others, including our ability to recruit and retain commercial talent;
●	acceptance of our product candidates and their therapeutic uses, if and when approved, by patients, the medical community and third-party payors;
●	effective competition with other therapies and treatment options;
●	establishment and maintenance of healthcare coverage and adequate reimbursement from third-party payors and national healthcare systems for any approved products;
●	enforcement and defense of intellectual property rights and claims;
●	maintenance of a continued acceptable safety profile of the product candidates following approval; and
●	achieving desirable medicinal properties for the intended indications.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. We cannot assure you that our product candidates will be successfully developed or commercialized. If we are unable to develop, or obtain regulatory approval or pricing and reimbursement approval for, or, if approved, to successfully commercialize our product candidates, it could have a material adverse effect on our business, operating results and prospects.

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

The COVID-19 pandemic continues to drive global uncertainty and has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the PRV-015 Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. Additionally, our plans to initiate the Phase 2a portion of the PREVAIL-2 study in lupus patients by the first half of 2021 were delayed, predominantly due to COVID-19 related impacts, and we initiated the study in January 2022. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in many countries, including the United States, the European Union, the UK and Canada and may expand to other geographies. Many of these regions in which we operate are currently being or may in the future be affected by COVID-19. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

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

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. Additionally, the pandemic could negatively impact our ability to execute a successful launch of teplizumab if we receive marketing approval and pricing and reimbursement approval, which could impact our revenue making potential and have other negative material adverse impacts on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval and pricing and reimbursement approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;
●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining required IRB, or EC, approval in the country where the clinical trial will be conducted;
●	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
●	delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment or other clinical trial activities;
●	imposition of a clinical hold by regulatory agencies, IRBs, or ECs;
●	failure by our CROs, other third parties or us to adhere to contractual, clinical trial, regulatory or legal requirements;
●	failure to perform in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;
●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical trials;
●	clinical study sites or patients dropping out of a study;
●	delay or failure to address any patient safety concerns that arise during the course of a trial;
●	unanticipated costs or increases in costs of clinical trials of our product candidates;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the countries in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, MHRA, the competent authorities of the European Union Member States, or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, MHRA, the competent authorities of the European Union Member States, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, the ECs or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval, or pricing and reimbursement approval, of our product candidates. In addition, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval, or pricing and reimbursement approval, of our product candidates.

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

In addition, after receiving regulatory approval of our product candidates and/or any additional indications, prior to commercialization, payers and health technology agencies will assess the therapeutic value and/or cost-effectiveness for the product candidates and/or additional indications before such product candidates can be adopted for clinical use in the respective national health systems and this is referred to as pricing and reimbursement approval throughout this document. Without such pricing and reimbursement approvals, the commercialization and market access of the product candidates would be significantly impacted. We cannot guarantee that pricing and reimbursement approval would be obtained.

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

There is no guarantee that the FDA will grant any future requests for Rare Pediatric Disease designation for any of our product candidates, including teplizumab for the use in at-risk individuals. Moreover, even if we obtain rare pediatric disease designation, there is no guarantee that we will qualify for a rare pediatric disease priority review voucher upon FDA approval of the NDA or BLA for a rare pediatric disease. Rare pediatric disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval or pricing and reimbursement approval.

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

Obtaining and maintaining regulatory approval, or pricing and reimbursement approval, of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain equivalent approvals in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals or pricing and reimbursement approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

We have never developed and obtained approval for any product candidates or commercialized any product candidates. We have limited product candidates and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond our product candidates. We cannot be certain that any of our product candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully obtain regulatory approval, pricing and reimbursement approval, or commercialize any of our product candidates for their targeted indications, whether as stand-alone therapies or in combination with other therapeutic agents, and if we are unable to acquire additional product candidates in the future, our business will be adversely affected.

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

In addition, even if we obtain regulatory approvals, and pricing and reimbursement approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS, to assure the safe use of the drug. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

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

We have entered into collaborations with third parties, and in the future may enter into additional collaborations with third parties, for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek additional third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, in October 2022, we and Genzyme Corporation entered into the Sanofi Co-Promotion Agreement, pursuant to which we appointed Sanofi to co-promote and conduct certain commercialization activities with respect to teplizumab in the United States, should teplizumab receive approval by the FDA, on a co-exclusive basis for the treatment of the indication for which teplizumab receives approval in the United States. In any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

If our collaborations, including the Sanofi Co-Promotion Agreement, do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

If our Co-Promotion Agreement with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to commercialize teplizumab, if approved, in the time expected, or at all, could be materially harmed.

We will rely on support from Sanofi to commercialize teplizumab, if approved. Under the Sanofi Co-Promotion Agreement, Sanofi has committed to making field resources representing more than 100 FTEs available for co-promotion and commercialization activities if teplizumab is approved in the United States by a certain date. As a result, we will rely in part on Sanofi’s sales and marketing organization for teplizumab, if approved. If the Sanofi-Co Promotion Agreement were terminated or breached, and we no longer had access to Sanofi’s field resources, we would be required to expend substantially more resources than we have anticipated to support our commercialization efforts. This could require us to either seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Termination of the Sanofi Co-Promotion Agreement would create substantial new and additional risks to the successful commercialization of teplizumab and could materially harm such commercialization.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to sales of any of our products or product candidates that may in the future receive marketing approval and pricing and reimbursement approval. Anti-kickback laws generally prohibit persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. False claims laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent.

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

We rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical trials. We plan to rely heavily on these parties for execution of clinical trials for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under GMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process or the pricing and reimbursement approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval, or pricing and reimbursement approval, to commercialize our product candidates.

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

On May 21, 2021, a putative class action complaint was filed in the U.S. District Court for the District of New Jersey (the “Court”), naming the Company, Chief Executive Officer Ashleigh Palmer, and retired and former Chief Financial Officer Andrew Drechsler as defendants (the “Securities Action”). The complaint alleged violations of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline. On December 23, 2021, the subsequently appointed lead plaintiff (the “Lead Plaintiff”) and named plaintiff filed an amended complaint (the “Amended Complaint”) alleging similar violations as the original complaint. Lead Plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between November 2, 2020 and July 6, 2021. The Amended Complaint also sought unspecified damages. The Company, Mr. Palmer, and Mr. Drechsler filed their response, a motion to dismiss, to the Amended Complaint on February 8, 2022 (the “Motion to Dismiss”). The Lead Plaintiff filed an opposition to that motion on March 25, 2022. The Company, Mr. Palmer, and Mr. Drechsler filed their reply on April 26, 2022. On August 4, 2022, Judge Patty Shwartz of the Third Circuit, sitting by designation for the limited purpose of deciding the Motion to Dismiss, granted the Motion to Dismiss with prejudice. Lead Plaintiff did not appeal the decision.

On August 5, 2021 and October 7, 2021, two shareholder derivative lawsuits concerning substantially the same facts and disclosures underlying the Securities Action (the “New Jersey Derivative Actions”) were filed in the same Court, naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, and Company directors Jeffrey Bluestone, Avery Catlin, Sean Doherty, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”). The Company was named in both New Jersey Derivative Actions as a nominal defendant. The New Jersey Derivative Actions alleged: (1) violations of Section 14(a) of the Exchange Act against the Company directors (including Ashleigh Palmer) in connection with the Company’s March 29, 2021 proxy statement; (2) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline, among other common law causes of action; and (3) sought contribution under Sections 10(b) and 21D of the Exchange Act against Ashleigh Palmer and Andrew Drechsler in connection with the Securities Action. The New Jersey Derivative Actions sought unspecified damages, including legal fees associated with the Securities Action and compensation paid to the Individual Defendants. The New Jersey Derivative Actions also sought an order directing the Company and Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures.

On October 28, 2021, both plaintiffs and all defendants in the New Jersey Derivative Actions filed a joint stipulation and proposed order to consolidate the Derivative Actions and appoint co-lead counsel, which the Court granted on November 1, 2021. In response to a series of stipulations and motions, the Court entered a temporary stay of proceedings in the New Jersey Derivative Actions pending the resolution of the Motion to Dismiss in the Securities Action. On September 21, 2022, following the dismissal of the Securities Action, the Court ordered a voluntarily dismissal of the New Jersey Derivative Actions without prejudice in response to a joint stipulation filed by the parties.

On August 8, 2022, a third shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware concerning substantially the same facts and disclosures underlying the Securities Action and the New Jersey Derivative Actions (the “Delaware Derivative Action”). The Delaware Derivative Action names the same Individual Defendants as the New Jersey Derivative Actions and names the Company as a nominal defendant. The complaint in the Delaware Derivative Action alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the teplizumab BLA and teplizumab’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief. The Company’s and the Individual Defendants’ response to the complaint was filed on October 28, 2022.

These lawsuits (and the Delaware Derivative Action in particular) and these types of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40% of our voting stock as of September 30, 2022. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of September 30, 2022, approximately 33.2 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 1, 2022, Sean Doherty resigned from the Board of Directors (the “Board”) of the Company, effective immediately. Mr. Doherty served on the Audit Committee and Nominating and Corporate Governance Committee of the Board. His departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Doherty’s resignation, the Company appointed Nancy Wysenski as a member to the Audit Committee of the Board.

In connection with Dr. Doherty’s resignation, the Board decreased its size to five directors.

ITEM 6. EXHIBITS

4.1	Warrant Agreement, dated September 15, 2022, issued by Provention Bio, Inc. (filed herewith, Exhibit 4.1)

10.1	Loan and Security Agreement, dated August 31, 2022, between Provention Bio, Inc. and Hercules Capital, Inc. (filed herewith, Exhibit 10.1)

10.2	Amendment to First Amended Employment Agreement dated May 19, 2020, effective September 9, 2022, between Provention Bio, Inc. and Ashleigh Palmer (filed herewith, Exhibit 10.2) +

10.3	Amendment to Employment Agreement dated December 1, 2021, effective September 9, 2022, between Provention Bio, Inc. and Thierry Chauche (filed herewith, Exhibit 10.3) +

10.4	Amendment to First Amended Employment Agreement dated June 9, 2020, effective September 9, 2022, between Provention Bio, Inc. and Eleanor Ramos (filed herewith, Exhibit 10.4) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith, Exhibit 32.2).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data (formatted in Inline XBRL and contained in Exhibit 101)

+ Compensation Related Contract.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVENTION BIO, INC.

Date: November 3, 2022	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

