Form 10-K
period 2022-12-31
Provention Bio, Inc.
filed 2023-03-29
CIK 1695357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒. No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Global Select Market on such date was approximately $244.7 million.

On March 20, 2023, there were 94,780,874 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain documents are incorporated by reference into Part IV of this Annual Report on Form 10-K.

PROVENTION BIO, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context otherwise indicates, references in this Form 10-K to “Provention Bio, Inc.” refers to Provention Bio, Inc., a Delaware corporation, and “Company,” “Provention,” “we,” “us” and “our” refer to Provention Bio, Inc. together with its consolidated subsidiaries. TZIELD is a trademark of Provention Bio, Inc. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including, among others, statements regarding the commercial launch of TZIELD; the timing progress and potential success of our ongoing and planned clinical trials; the impact of the ongoing COVID-19 pandemic on our business; our ongoing and planned engagements with regulatory agencies relating to, and the expected timing of regulatory review of, or decisions relating to, our product candidates; execution of our business plans; and our current expectations regarding the ability of our cash, cash equivalents and marketable securities to fund our projected operating requirements for at least the next 12 months, are forward-looking statements. The words “believe,” “may,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

●	We may not be able to complete the transaction contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated March 12, 2023, by and among Provention, Sanofi S.A. (“Sanofi”) and Sanofi’s indirect wholly owned acquisition subsidiary, Zest Acquisition Sub, Inc., within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
●	The pendency of the proposed transaction with Sanofi may adversely affect our results of operations, financial results and/or business generally, including our ability to retain and hire key personnel and maintain our relationships with collaborators, customers, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), other vendors and other business partners.
●	While the proposed transaction with Sanofi is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
●	We may have to pay a termination fee to Sanofi if certain circumstances occur, which could require us to use cash that would have otherwise been available for general corporate purposes.
●	Shareholder litigation could prevent or delay the closing of the proposed transaction with Sanofi or otherwise negatively impact our business, operating results and/or financial condition.
●	We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transaction with Sanofi.
●	We are a commercial stage biopharmaceutical company with a limited operating history, and we are dependent on the commercial success of TZIELD.
●	TZIELD may cause undesirable side effects that could limit its commercial potential.
●	Our debt agreement with Hercules Capital Inc. contains milestones that must be achieved in order to draw down on our debt facility and operating and financial covenants that restrict our business and financing activities.
●	We are completely dependent on third parties to manufacture TZIELD and our product candidates, with no, to limited, redundancies in our supply chain. The commercialization of TZIELD and clinical trials of TZIELD and our product candidates could be halted, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of TZIELD or our other product candidates or fail to do so at acceptable quality levels or prices.
●	We are a small company that relies on third parties for execution of our business operations and plans, including CROs and CMOs for conducting our clinical trials, manufacturing and testing TZIELD and our other investigational and planned commercial drug products. If these parties fail to perform their contractual obligations or fail to comply with our requirements or the requirements of regulatory authorities, our business plans and operations may be negatively, and materially, impacted.

●	The ongoing COVID-19 pandemic has caused delays to our clinical trials and may continue to impact our clinical trials, regulatory interactions and decisions relating to our product candidates, and other business plans and timelines. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
●	Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our product candidates, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TZIELD in additional indications or any of our other product candidates, which could negatively and materially impact our business.
●	We have incurred substantial operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future and we may never become profitable or, if achieved, be able to sustain profitability.
●	We need to raise additional funding to support our business plans and operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.
●	We have a limited number of product candidates and may not be able to acquire additional product candidates in the future.
●	Although we have received a PRIority MEdicines (“PRIME”) designation from the European Medicines Agency (“EMA”) and the UK’s Innovation Passport from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) for TZIELD, and we may pursue such expedited pathways for TZIELD in other indications or for our product candidates, it may not actually lead to a faster development or regulatory review or approval process.
●	We may not be able to obtain orphan drug marketing exclusivity for our product candidates.
●	We may be unable to obtain or maintain governmental approvals to market TZIELD or our product candidates in the United States, European Union, United Kingdom or in other jurisdictions.

●	We currently have hired a commercial organization to support the commercialization of TZIELD. If we are unable to establish and maintain satisfactory sales and commercial support and marketing capabilities, we may not successfully commercialize TZIELD or any other product candidates for which we obtain marketing approval, and the revenue that we generate from sales, if any, may be limited.
●	We depend on rights to certain pharmaceutical compounds that are licensed to us, and any loss of our rights to them could prevent us from developing, commercializing or selling our products if approved.
●	We are generally a virtual company and may be unable to adequately protect our information technology systems from cyber-attacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
●	We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.
●	If product liability, securities law related, patent or other lawsuits are brought against us, we may incur substantial costs and liabilities and may be required to limit commercialization of TZIELD or our product candidates. See Part I, Item 3 Legal Proceedings for additional information.

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

PART I

ITEM 1. Business

Our Company

We are a commercial-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all our efforts to business planning, research and development, commercialization activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We do not have any positive cash flows from operations, and we will need to raise additional capital to finance our operations.

On November 17, 2022, the FDA approved TZIELD to delay the onset of Stage 3 Type 1 Diabetes (“T1D”) in adult and pediatric patients aged eight years and older with Stage 2 T1D. In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. The full commercial launch of TZIELD began in mid-January 2023. As of December 31, 2022, we had an accumulated deficit of $405.6 million. Since our inception in October 2016, we have financed our operations primarily through equity and debt financings. Through equity offerings, we have raised aggregate net proceeds of approximately $468.8 million as of December 31, 2022, net of underwriting discounts, commissions and other offering expenses. This includes completed underwritten public offerings in June 2020, which raised net proceeds of $103.3 million and in January 2021, which when combined with the partial exercise by the underwriters to purchase additional shares in February 2021, raised net proceeds of $102.3 million, as well as a private placement of common stock and warrants in July 2022 which raised net proceeds of $57.2 million. As of December 31, 2022, we have also raised $57.3 million in net proceeds from the sale of shares of common stock under our at-the-market (“ATM”) stock sale programs. In addition, we have received $23.7 million in net proceeds from a Loan and Security Agreement with Hercules Capital, Inc. (the “Hercules LSA”), which provides for up to $125.0 million of term loans in the aggregate.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support the commercialization of TZIELD. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities and certain commercial efforts.

Merger Agreement with Sanofi

On March 12, 2023, we entered into the Merger Agreement with Sanofi and its indirect wholly owned acquisition subsidiary. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sanofi’s acquisition subsidiary will commence a tender offer to purchase all of the issued and outstanding shares of our common stock at a price of $25.00 per share, to the seller in cash, without interest, but subject to any applicable withholding of taxes. If certain conditions are satisfied and the tender offer closes, Sanofi would acquire any remaining shares of our common stock by a merger of Sanofi’s acquisition subsidiary with and into the Company.

The Merger Agreement contemplates that the merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the merger without a shareholder vote promptly following consummation of the tender offer. The obligation of Sanofi and its acquisition subsidiary to consummate the tender offer is subject to the condition that there be validly tendered, and not properly withdrawn, prior to the expiration of the tender offer, that number of shares of our common stock that, together with the number of shares of our common stock, if any, then owned beneficially by Sanofi and its acquisition subsidiary (together with their wholly-owned subsidiaries), represents at least a majority of the shares of our common stock outstanding as of the consummation of the tender offer. The obligation of Sanofi’s acquisition subsidiary to consummate the tender offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Consummation of the tender offer is not subject to a financing condition.

Following the consummation of the tender offer and subject to the terms and conditions of the Merger Agreement, Sanofi’s acquisition subsidiary will merge with and into the Company pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law as provided in the Merger Agreement, with the Company being the surviving corporation. At the effective time of the merger, each share of our common stock (other than shares of common stock (i) held in our treasury or owned by us or any of our direct or indirect wholly owned subsidiaries, (ii) owned by Sanofi, us or any of Sanofi’s or our respective direct or indirect wholly owned subsidiaries (other than Sanofi’s acquisition subsidiary), (iii) irrevocably accepted for purchase in the tender offer, and (iv) held by stockholders who have properly demanded appraisal of their shares of common stock in accordance with the Delaware General Corporation Law) will be cancelled and converted into the right to receive an amount in cash equal to the same $25.00 per share price payable in the tender offer, less applicable withholding of taxes.

The Merger Agreement includes customary representations, warranties and covenants. We have agreed to use commercially reasonable efforts to carry on our business in the ordinary course until the effective time of the merger. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals for a strategic transaction involving the Company. Sanofi and its acquisition subsidiary have agreed to use reasonable best efforts to take actions that may be required in order to obtain antitrust approval of the proposed transaction, subject to certain limitations. The Merger Agreement also includes customary termination provisions for each of us and Sanofi, subject, in certain circumstances, to the payment by us of a termination fee of $100.0 million and the payment by Sanofi of a reverse termination fee of $158.0 million.

Strategy

Our mission is to intercept and/or prevent autoimmune disease and, when possible, durably reset the immune system ahead of disease progression, irreversible tissue damage, and organ failure. Our strategic priorities include:

●	To advance commercialization efforts for TZIELD in our approved indication and continue to pursue clinical development of TZIELD in additional indications;
●	To preferentially source, develop, and advance clinical-stage, or late preclinical-stage, therapeutic candidates targeting upstream mechanistic nodes in order to intercept and/or prevent immune-mediated diseases
●	To leverage our immunology research and development capabilities to access different mechanistic approaches through in-licensed assets and/or partnerships
●	To “predict” and “preempt” pathogenesis by identifying at-risk individuals and early-onset disease patients for whom early intervention may help prevent, ameliorate or delay the progression of chronic life-threatening and debilitating disease

We believe our interception and prevention conceptual platform, experience and expertise in translational medicine and immunology, and our ability to design and execute rapid go/no-go clinical trials makes us unique in the field of autoimmune-mediated disease.

We continue building on our access to relevant in-licensing opportunities from industry-leading pharmaceutical companies; innovative, development-stage biotechnology companies; and world-renowned academic centers. To date, we have obtained exclusive worldwide rights to two product candidates from MacroGenics, Inc. (“MacroGenics”), the asset acquisition of TZIELD, and the in-license of PRV-3279, a Phase 2 candidate for the potential treatment of systemic lupus erythematosus (“SLE”). We also in-licensed an enterovirus vaccine platform, targeting the prevention of coxsackievirus B (“CVB”) infections and the potential onset of T1D and celiac disease that includes PRV-101 from Vactech Ltd. (“Vactech”), a Finnish biotechnology company. Additionally, we in-licensed ordesekimab (also known as AMG 714, and formerly HuMax-IL1), a Phase 2 clinical-stage candidate targeting celiac disease, from Amgen, Inc. (“Amgen”).

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

Our portfolio aims to address autoimmune disease through modulating key upstream and nodal mechanisms of immune dysregulation. Our lead asset, TZIELD, is approved to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. We are also developing TZIELD for use in Stage 3 newly diagnosed T1D patients, for which we have an ongoing phase three clinical trial, the PROTECT study. Further, we intend to pursue the development of our other pipeline product candidates in SLE, celiac disease, and other debilitating and life-threatening autoimmune diseases.

While the etiology of autoimmune diseases is often complex, poorly characterized or unknown, infections are believed to play a key role in triggering disease. Inflammation is a natural consequence of most infections, as it is the immune system’s first response to invading pathogens in the event of injury or acute illness. Most of the time, this response is beneficial and well-controlled; helping to repair tissue damage and clear pathogens from the body. But when patients have the requisite genetic predisposition for autoimmunity, infections can also trigger chronic autoimmune responses that persist and progress long after the original insult has subsided. Our product portfolio targets upstream autoimmune pathways and viral triggers with the goal of intercepting and preventing life-threatening and debilitating immune-mediated diseases:

●	TZIELD (teplizumab-mzwv): a CD3-directed antibody indicated to delay the onset of Stage 3 T1D in adults and pediatric patients aged 8 years and older with Stage 2 T1D. We obtained FDA approval for TZIELD in November 2022. We are also developing TZIELD for use in Stage 3 newly diagnosed T1D patients;

●	PRV-3279: a humanized bispecific scaffold molecule targeting the B-cell surface proteins, an inhibitory Fc receptor (“FcR”), known as FcgammaRIIb (“CD32B”), CD32B and CD79B, for the treatment of SLE and for the prevention of immunogenicity of biotherapeutics such as those used in gene therapy;

●	ordesekimab: a human anti-interleukin 15 (“IL-15”) monoclonal antibody (“mAb”) for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”), intercepting the effects of contaminating gluten in the most common autoimmune disorder without any approved medication; and

●	PRV-101: a CVB vaccine to prevent acute CVB infections and, in those patients at-risk, to prevent the CVB-triggered autoimmune damage to pancreatic beta cells that may progress to T1D and damage to intestinal cells that may lead to celiac disease.

Recent Company Developments

TZIELD (teplizumab-mzwv)

FDA Approval

On November 17, 2022, the FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. With this approval, TZIELD became the first disease-modifying therapy in T1D, a life-threatening autoimmune disease. In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. The full commercial launch of TZIELD began in mid-January 2023.

PRV-3279

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

The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level, subdued patient interest in participating in clinical trials of immune modulatory agents. In addition, there has been an increase in competition for enrollment in lupus trials. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Impact of COVID-19 on our Business

We are closely monitoring continued developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. At this time, we are unable to predict what the long-term impact of the pandemic, and the associated economic downturn, will have on our business, including planned clinical trial readouts, regulatory interactions and submissions, manufacturing and supply chain, and success of our United States launch of TZIELD. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the ordesekimab Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Our Products and Product Candidates

TZIELD (teplizumab-mzwv) for T1D

Our lead asset, TZIELD, is a humanized mAb that binds with high specificity to a cell surface protein called CD3. The CD3 protein is a co-receptor that helps activate T cells and direct different kinds of immune responses. Preclinical data suggests that binding of TZIELD to CD3 triggers events that differentially inhibit the activation of self-reactive T cells without affecting regulatory T-cells (“Tregs”). This restores the important state of immune tolerance and may prevent self-reactive T cells from attacking beta cells in the pancreas. The FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. We are also developing TZIELD for use in Stage 3 newly diagnosed T1D patients.

Regulatory History and Key Developments

At-Risk Indication

FDA Approval and Commercial Launch

On November 17, 2022, the FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. With this approval, TZIELD became the first disease-modifying therapy in T1D, a life-threatening autoimmune disease.

Approval for TZIELD was based on results of the TN-10 Study, a pivotal randomized, double-blind, event driven, placebo controlled clinical trial which evaluated TZIELD for the delay of T1D (Stage 3, or clinical T1D) in Stage 2 T1D patients, defined by the presence of two or more T1D-related autoantibodies and dysglycemia. Seventy-six patients (TZIELD N=44, placebo N=32) were enrolled ages 8 to 49, with 72% under the age of 18, and randomized to receive a single 14-day course of either TZIELD or placebo by IV infusion. The primary efficacy endpoint in this study was the time from randomization to development of Stage 3 T1D diagnosis. In Study TN-10, Stage 3 T1D was diagnosed in 20 (45%) of the TZIELD-treated patients and in 23 (72%) of the placebo-treated patients. A Cox proportional hazards model was used to analyze the time to Stage 3 T1D diagnosis, stratified by age and oral glucose tolerance test status at randomization. The median time from randomization to Stage 3 T1D diagnosis was 50 months in the TZIELD group and 25 months in the placebo group, for a difference of 25 months. With a median follow-up time of 51 months, therapy with TZIELD resulted in a statistically significant delay in the development of Stage 3 T1D, hazard ratio 0.41 (95% CI: 0.22 to 0.78; p=0.0066). The most common adverse reactions (>10%) that occurred during treatment and through 28 days after the last study drug administration from the TN-10 study were lymphopenia (73% TZIELD, 6% Placebo), rash (TZIELD 36%, Placebo 0%), leukopenia (TZIELD 21%, Placebo 0%) and headache (TZIELD 11%, Placebo 6%).

In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. The full commercial launch of TZIELD began in mid-January 2023. We have entered into a co-promotion agreement for the launch of TZIELD in the United States (the “Sanofi Co-Promotion Agreement”) with Genzyme Corporation, a fully-owned subsidiary of Sanofi. Pursuant to the agreement, Sanofi will commit commercial resources, including diabetes field sales, key account directors, field-based reimbursement, thought leader liaisons and medical science liaisons to expand the number of key healthcare professionals reached in the United States. See the section entitled “Significant Contracts and Agreements Related to Research and Development Activities – Co-Promotion Agreement” in this Annual Report on Form 10-K. We also have established a patient support program to help patients that are prescribed TZIELD navigate coverage, reimbursement and access.

Post marketing requirements and commitments were communicated to us in the FDA approval letter for TZIELD. The post-marketing requirements include the following (i) conduct a 12-month single arm, open-label study to assess safety and PK in pediatric patients (zero to eight years of age) with Stage 2 TID, followed by a 12-month open-label extension, (ii) conduct an observational registry study over a period of at least 10 years to assess long-term safety in Stage 2 T1D patients, including enrollment of at least 150 subjects exposed to TZIELD and (iii) complete the PROTECT and PROTECT Extension trials to provide comparative safety data on the clinical product used versus the clinical product utilized in the TN-10 trial, and to collect an additional 42 months of long-term safety data. The post-marketing commitments were all related to Chemistry, Manufacturing, and Controls (“CMC”) and include optimization and validation of analytical methods and standards used to test TZIELD and additional analytical characterization of TZIELD.

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

An Innovation Passport in the United Kingdom was granted on July 12, 2021 in recognition of the significant patient or public need of teplizumab. Grant of the Innovation Passport paves the way for enhanced engagement with the MHRA and health technology agencies such as the National Institute for Health and Care Excellence (“NICE”) in the Innovative Licensing and Access Pathway (“ILAP”). ILAP is a new pathway created in the United Kingdom to accelerate the time to market, thus facilitating patient access to innovative medicines. We are targeting a potential filing of a MAA in the first half of 2024, assuming favorable regulatory interactions. We plan to continue to evaluate the regulatory path forward in the United Kingdom and the European Union based on our further engagement with the MHRA, EMA and other European stakeholders in 2023.

PROTECT Study for Newly Diagnosed Indication

We commenced a Phase 3 clinical trial (the PROTECT study) in approximately 300 pediatric and adolescent patients with newly diagnosed T1D. The first patient was dosed in the second quarter of 2019 and we reached the target enrollment of 300 patients during the third quarter of 2021. Given the challenges the COVID-19 pandemic has presented to clinical trials across the industry, we ultimately exceeded the enrollment target by approximately ten percent to ensure there were a sufficient number of evaluable patients. We expect to report top line data from the PROTECT Phase 3 study in the second half of 2023 and determine whether the results support filing a supplemental BLA submission in late 2023 in a newly diagnosed indication for the treatment to preserve beta cell function in individuals with newly diagnosed T1D.

Market Opportunity for TZIELD

Patients with T1D use daily insulin injections to manage blood sugar to within a normal range. However, it is estimated that fewer than one-third of people with T1D in the United States achieve target blood glucose levels and insulin injections often cause hypoglycemia (low blood sugar). While insulin injections or infusion allow a person with T1D to stay alive, they do not cure the disease, nor do they necessarily reduce the risk of serious effects and long-term complications of T1D.

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

TZIELD is the only disease-modifying therapy approved in T1D.

Estimated Prevalence of T1D

According to the International Diabetes Federation, 8.8% of the adult population worldwide has diabetes, among whom 10-15% have T1D. According to the Juvenile Diabetes Research Foundation (“JDRF”), it is estimated that over 1.8 million people in the United States have T1D and approximately five million are expected to have T1D by 2050, including nearly 600,000 under 15 years of age. The annual economic burden of T1D has been estimated by JDRF to be greater than $30.0 billion in the United States and greater than $90.0 billion globally.

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

Our commercial launch of TZIELD will initially focus on familial direct relatives of T1D patients with two or more autoantibodies and dysglycemia, and then expand to the general populations identified as Stage 2 T1D through potentially increased universal pediatric screening in the United States.

Since we began building our commercial infrastructure in 2020, we have enhanced our commercial capabilities and launch readiness in anticipation of FDA approval of TZIELD. To date, we have conducted primary market research and co-creation sessions with more than multiple stakeholder audiences, including pediatric endocrinologists, adult endocrinologists, certified diabetes educators, T1D patients, caregivers, at-risk individuals, T1D relatives, payers, advocacy groups, among others. These insights have been critical in the development of our go-to-market strategy.

Our commercial priorities going forward are as follows:

Near-Term Focus

●	Commercialization in the United States for the at-risk indication
●	T1D disease and risk factor education
●	Health care professional (“HCP”) and key opinion leader (“KOL”) engagement
●	Patient advocacy group engagement
●	Increasing awareness of screening of familial direct relatives of known T1D patients

Mid-Term Focus

●	Inform and support execution of our regulatory strategy and engagement with the MHRA in the United Kingdom and EMA in the European Union on potential approval pathways for TZIELD
●	Commercial planning / partnership in European Union
●	Planning for potential BLA supplement submission for newly diagnosed indication
●	Increasing awareness of screening of non-familial relatives with risk factors for T1D

Long-Term Focus

●	Market expansion with broader general population screening
●	Market expansion with label expansion (e.g., re-dosing, <8-year-old patients), combinations and non-T1D indication(s)
●	Potential research efforts to support the addition of age groups and multiple courses of treatment.

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

Overview of T1D Biology and mechanism of action of TZIELD

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

TZIELD binds to CD3 (a cell surface antigen present on T lymphocytes) to delay the onset of Stage 3 T1D. The mechanism may involve partial agonistic signaling and deactivation of pancreatic beta cell autoreactive T lymphocytes. Clinical studies have shown that TZIELD binds to CD3 molecules on the surface of both CD4+ and CD8+ T cells during treatment, with internalization of the TZIELD/CD3 complex from the surface of T cells. TZIELD also leads to an increase in the proportion of regulatory T cells and of exhausted CD8+ T cells in peripheral blood, both believed to be important mechanisms of its proposed immunomodulatory properties. TZIELD is not a chronic administration therapy, and a single 14-day course led to a median delay of at least two years in the onset of Stage 3 T1D.

Ongoing Clinical Studies

Newly-Diagnosed Patients (Stage 3)

Phase 3 Clinical Trial of teplizumab in Pediatric Patients Newly-Diagnosed T1D (PROTECT Study)

The PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) is a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in pediatric and adolescent patients (aged eight to 17 years) that are newly-diagnosed with clinical T1D. Patients with minimum beta-cell cell function (C-peptide >0.2 pmol/mL) and within six weeks of T1D diagnosis will receive two courses of teplizumab, six months apart. Each course will consist of 12 days of teplizumab administered intravenously, with a cumulative dose of ~9.0 mg/m2. The primary endpoint is the change in C-peptide at 18 months. Secondary endpoints including insulin use, HbA1C levels, hypoglycemic events and safety will also be evaluated. We commenced enrollment in the second quarter of 2019 and reached the target enrollment of 300 patients during the third quarter of 2021. Given the challenges the COVID-19 pandemic has presented to clinical trials across the industry, we ultimately exceeded the enrollment target by approximately ten percent to ensure there were a sufficient number of evaluable patients. We expect to report top line data from the PROTECT Phase 3 study in the second half of 2023.

Prior Clinical Evaluation

To date, clinical development of teplizumab has included both academic and biopharmaceutical sponsors. Approximately 1,100 subjects have been enrolled in completed teplizumab clinical trials, with over 800 subjects receiving teplizumab. These studies represent various doses, formulations, and indications and includes earlier smaller investigator-sponsored studies. The majority of patients were enrolled in T1D studies (>1,000), and the rest in renal or renal-pancreatic allograft rejection, pancreatic islet transplant, psoriatic arthritis or plaque psoriasis trials.

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

Clinical Trials in Stage 2 Patients

Phase 2 Clinical Trial of teplizumab in At-Risk Relatives who develop T1D (At-Risk TN-10 Study)

The “At-Risk” TN-10 Study, a pivotal Phase 2 clinical trial, conducted at TrialNet sites and sponsored by National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”), part of the National Institute of Health (“NIH”), evaluated teplizumab for the delay of clinical T1D in at-risk individuals. At-risk was defined by the presence of two or more T1D-related autoantibodies and dysglycemia (abnormal glucose metabolism). 76 subjects were enrolled, ages eight to 49 years, with 72 percent under the age of 18, and randomized to receive a single 14-day course of either teplizumab (cumulative dose of ~9.0 mg/m2) or placebo. Subjects were followed in a blinded fashion until a minimum 40 subjects developed clinical T1D which triggered the analysis of the primary endpoint. Thereafter, subjects were followed indefinitely in other TrialNet studies. Those who developed clinical T1D after the primary analysis was completed are eligible to enroll in a Provention trial, PRV-031-002, which we initiated in March 2020.

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

Clinical Trials in Stage 3 Patients

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

In Stage 3 teplizumab and placebo subjects, there were no major differences in the overall adverse events (“AEs”) (99.6% and 99.1%), and serious adverse events (“SAEs”) (12.2% (91 of 729 subjects)), and 8.9% (19 out of 213 subjects), although there were more severe AEs in teplizumab subjects (59% and 25%). In At-risk Stage 2 subjects, there was a higher incidence of AEs, SAEs, and severe AEs in the teplizumab subjects compared with placebo (AEs: 97.7% and 68.8%, SAEs: 15.9% (7 of 44 subjects) and 3.1% (1 of 32 subjects), and severe AEs: 59.1% and 9.4%).

The most common AEs were related to decreases in white blood cells (lymphopenia, leukopenia and neutropenia) as well as rash. Lymphopenia was expected based on the mechanism of action of teplizumab and was observed in approximately 80% of Stage 3 and 73% of Stage 2 T1D subjects who received teplizumab compared with approximately 18% of Stage 3 and 6% of Stage 2 subjects who received placebo. Lymphopenia was commonly mild to moderate and resolved within 14 days. In Stage 3 T1D subjects, approximately 36% and 12% of teplizumab- and placebo-treated subjects, respectively, reported rash. In Stage 2 TID subjects, approximately 14% and 0% of teplizumab- and placebo-treated subjects, respectively, reported rash. In teplizumab-treated patients, the rash was predominantly mild to moderate and usually resolved within one to two weeks. Laboratory abnormalities were also reported as AEs. The main differences in incidence in teplizumab and placebo subjects were related to liver function tests. For example, increased alanine aminotransferase occurred in 27.8% and 12.7% of Stage 3 teplizumab and placebo subjects and 4.5% and 3.1% of Stage 2 teplizumab and placebo subjects. These transaminase elevations were likely due to cytokine effects on the liver, usually resolved within 14 days of dose completion, and did not cause significant or lasting clinical concern. Cytokine release syndrome, which may include symptoms of rash, headache, nausea, vomiting, and chills/fever, occurred in 6% and 1.4% of teplizumab- and placebo-treated Stage 3 subjects and 2.3% and 0% of teplizumab- and placebo-treated Stage 2 subjects. Cytokine release syndrome was predominantly mild to moderate in severity, and in the majority of subjects (~80%), the treatment course was completed.

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

T1D Lifecycle Management opportunities and other potential indications

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

PRV-3279 for SLE and Other Autoimmune Diseases

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

SLE Market and Other Opportunities for PRV-3279

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

In December 2020, January 2021, and July 2021, the FDA approved belimumab, voclosporin and anifrolumab, respectively, for the treatment of lupus nephritis (belimumab, voclosporin and systemic lupus, in the case of anifrolumab). We believe that PRV-3279 can be differentiated form anifrolumab (a Type I interferon receptor inhibitor) as it targets B cells, and are focused on development of PRV-3279 in SLE.

Sales of therapies to treat SLE are expected to climb to nearly $3.6 billion by 2029, approximately 9% annual growth from 2022. This growth is driven primarily by treatments that target B cells, such as belimumab, with a new indication in lupus nephritis in 2020, off-label use of rituximab, and the approval of new mechanisms (voclosporin for lupus nephritis, approved in January 2021, and the type I interferon inhibitor, anifrolumab, approved in July 2021 for systemic lupus). Despite these available medications, substantial unmet need remains, for novel and safe non-depleting B cell therapy with greater efficacy than belimumab.

In addition to SLE, PRV-3279 has the potential to treat other B cell- and auto-antibody-driven autoimmune diseases. Such diseases include multiple sclerosis and rheumatoid arthritis (“RA”), where B cell therapies rituximab and ocrelizumab have sales in excess of $1 billion. Several niche/orphan indications may also be explored, including T1D (potentially in combination with teplizumab), Sjogren’s syndrome, vasculitis (e.g., polymyalgia rheumatica, giant cell arteritis, Behçets disease), myasthenia gravis, pemphigus, neuromyelitis optica, anti-NMDA receptor encephalitis, Guillain-Barré syndrome, chronic inflammatory demyelinating polyneuropathy, Grave’s ophthalmopathy, IgG4-related disease, and idiopathic thrombocytopenic purpura.

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

The pathogenesis of SLE is characterized by an abnormal overactivation of B cells and subsequent pathologic production of auto-antibodies (antibodies that attack one’s own cells and tissues). Uncontrolled activation of B cells is normally terminated when the activating stimulus is exhausted and when a negative feedback loop is triggered by the engagement of CD32B. Mutations in the CD32B gene in humans are associated with an increased likelihood of SLE, and reduced expression of CD32B is apparent in B cells from SLE patients. It is thought that activation of this inhibitory pathway could ameliorate the overactive B cell-driven pathology of SLE and other autoimmune diseases. In addition, the excess auto-antibodies produced bind to target antigens and form immune complexes.

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

Consistently, a monoclonal antibody anti-CD19 which binds CD32B with high affinity, obexelimab, was shown in 2018 to be efficacious -albeit missing the primary endpoint- in a Phase 2 lupus trial, particularly in patients with B cell biomarker signatures, providing indirect validation for the potential of PRV-3279 in lupus. Obexelimab, has not moved forward in development in SLE to date. In November 2021, Xencor announced the licensing of obexelimab to Zenas BioPharma, which is currently sponsoring a trial in another immune indication (IgG4-Related Disease).

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

Clinical Development Program in SLE

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

On March 12, 2020, we announced positive top-line results from the Phase 1b portion of the PREVAIL study. PRV-3279 was well-tolerated, with no serious adverse events, and as expected, did not deplete B cells and demonstrated profound and sustained binding to circulating B lymphocytes, with reduction of circulating immunoglobulin M levels in a dose-proportional manner. While anti-drug antibody production was observed at both dose levels tested, immunogenicity was found not to affect exposure, safety or pharmacodynamic parameters. Data from PREVAIL-1 was presented at American College of Rheumatology (“ACR”) conference in November 2020.

On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study. The PREVAIL-2 study is a Phase 2a POC study in moderate-to-severe SLE patients induced into response with a short course of corticosteroids, and then monitored for relapse, after randomization to either PRV-3279 or placebo treatment. This design enables the withdrawal of most concomitant medications and clear POC evaluation. The study will be conducted in the United States and Hong Kong. Screening has commenced in the United States with the goal of identifying and enrolling approximately 100 patients to 6 monthly infusions of PRV-3279 or placebo, with primary efficacy readout at 24 weeks. Stratification and pre-defined subset analysis in PREVAIL-2 of a potentially highly responsive SLE population using a B cell gene signature may identify patients most likely to benefit from PRV-3279 therapy in the future.

Clinical endpoints for the PREVAIL-2 Study include time to and frequency of disease flares, and change from baseline in disease activity, assessed based on the Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K), the British Isles Lupus Assessment Organ System Group scores, physician global assessment of disease activity, patient reported outcomes and use of glucocorticoids or other SLE treatments. Additional biomarkers will include urinary/renal markers (e.g., serum creatinine, estimated glomerular filtration rate, urine protein to creatinine ratio) and blood/circulating markers (e.g., auto-antibodies, complement (C3 and C4), B cell function/phenotype and, B cell gene signature/response relationship).

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

Prior Preclinical Evaluation of PRV-3279

The only nonhuman species that PRV-3279 binds to is chimpanzees. An initial non-Good Laboratory Practices (“GLP”) study with PRV-3279 in chimpanzees demonstrated it to be well tolerated at all doses, with an assigned no observed-adverse-effect level (“NOAEL”), of 10 mg/kg.

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

Ordesekimab, human anti-interleukin 15 mAb for Non-Responsive Celiac Disease (NCRD)

Ordesekimab is a fully human immunoglobulin (“IgG1”) mAb that binds to and inhibits pro-inflammatory cytokine interleukin (“IL-15”), which has been identified as a major mediator in the pathophysiology of celiac disease. Ordesekimab has emerged as a leading candidate for the treatment of nonresponsive celiac disease, in which patients continue to have disease activity despite ongoing gluten free diet (“GFD”).

Ordesekimab has undergone clinical testing in approximately 250 subjects who have received ordesekimab across two Phase 1 (healthy volunteers and psoriasis), and three Phase 2 clinical trials (celiac disease, RCD-II, RA). No serious adverse events deemed related to ordesekimab were observed that would preclude further clinical development. Proof of mechanism and/or proof of concept was demonstrated in RA, celiac disease and refractory celiac disease Type II. The effect of ordesekimab in celiac disease was evidenced by reduction in inflammation and symptoms after a controlled gluten challenge in a Phase 2a clinical trials with 63 celiac patients.

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

Celiac Disease Market

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

There is no approved drug for celiac disease (“CD”). The annual healthcare utilization by NRCD patients in 2013 was $18,206, for $4,796 in matched controls due to the extra costs of uncontrolled CD investigations and treatment of complications. Given the large prevalence (15 to 20 million patients world-wide, 1% of the population in the Western world and 0.5% in Asia), and the unmet need (50% of patients on GFD continue to suffer from disease activity due to contaminating gluten in the diet), NRCD is considered a substantial opportunity for pharmaceutical development of an effective and well-tolerated adjunctive treatment to the GFD.

Overview of IL-15 Biology and ordesekimab Mechanism of Action

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

Figure 1. Multiple actions of IL-15 in the pathophysiology of celiac and refractory celiac disease

Ordesekimab (also known as AMG 714, and formerly HuMax-IL15), is a fully human immunoglobulin (IgG1κ) mAb which binds to and inhibits the function of IL-15 in all its forms (cis, trans, soluble IL-15 bound to IL-15Rα). Ordesekimab inhibits IL-15-induced T cell proliferation and shows a dose-dependent inhibition of IL-15-induced TNF-α production. Ordesekimab underwent preclinical testing and was subsequently evaluated in a Phase 1 and Phase 2 study in subjects with RA, in a Phase 1 study in healthy volunteers and in patients with psoriasis, and in two Phase 2a studies in celiac disease and refractory celiac disease Type-II.

Pre-clinical Evaluation of ordesekimab

The nonclinical development of ordesekimab consisted of a series of in vitro studies demonstrating the binding properties of ordesekimab against human IL-15; in vitro and in vivo studies providing proof-of-concept for the benefit of blocking the IL-15 pathway in celiac disease; and a series of GLP studies evaluating the nonclinical safety profile of Hu714MuXHu, the ordesekimab surrogate molecule which is active in macaques.

Pharmacology

Ordesekimab was found to be efficacious in a mouse model of celiac disease triggered by the transgenic expression of human IL-15 in the gut epithelium. In this model, ordesekimab prevented IEL activation and proliferation, as well as histological abnormalities. In addition, ordesekimab was able to induce apoptosis of human IELs in ex vivo culture of small intestinal explants from active celiac disease and RCD-II patients. In this culture experiment, ordesekimab resulted in a suppression of IL-15-driven anti-apoptotic signaling via JAK3 and STAT5.

Toxicology

In vitro studies demonstrated that ordesekimab had high binding affinity for human IL-15, but lower affinity for macaque IL-15. Additionally, ordesekimab neutralized human IL-15 but did not efficiently neutralize macaque IL-15. To enable preclinical and toxicology studies in macaques, a surrogate antibody, Hu714MuXHu, was developed by Amgen by fusing the F(ab) portion of a mouse anti-human IL-15 mAb known to neutralize macaque IL-15, M111, with human IgG1 Fc. Hu714MuXHu was shown to neutralize macaque IL-15 with approximately the same potency as ordesekimab neutralizes human IL-15.

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

Pharmacokinetics of ordesekimab

The PK of ordesekimab was consistent with a typical human immunoglobulin G1 antibody with no apparent target-mediated disposition within the investigated dosing range. The mean half-life in human studies has been 20 to 22 days, potentially enabling monthly dosing.

There was no development of anti-drug antibodies to ordesekimab in healthy volunteers, patients with psoriasis or patients with refractory celiac disease. Only one RA patient in the phase 2b study was positive for anti-drug antibodies. Approximately 14% of patients with celiac disease developed anti-drug antibodies in the Phase 2a clinical trial, with an additional 10% presenting pre-existing anti-drug antibodies, a reflection of the abnormal antibody responses which characterize celiac disease. The anti-drug antibodies were not associated with injection reactions or adverse events, and they were non-neutralizing, with no impact on PK.

Proof of Mechanism for ordesekimab and Prior Clinical Evaluation

Ordesekimab was initially developed for RA in two small Phase 1 and 2 studies with approximately 200 patients with moderate-to-severe disease. Although ordesekimab missed the primary endpoint in the Phase 2 study at week 14, the results were significant at weeks 12 and 16, establishing proof-of-concept. Approximately 60% of patients with active RA in both Phase 1 and Phase 2 studies versus approximately 30% of patients in the placebo groups demonstrated a response to treatment as measured by the American College of Rheumatology 20% improvement score (ACR 20) at 8 and 12 weeks, respectively. Ordesekimab also led to decreases in RA inflammatory biomarkers such as C-reactive protein and erythrocyte sedimentation rate. Ordesekimab was not effective in psoriasis in a small Phase 1 study, suggesting ordesekimab’s action is selective, unlike that of broad systemic immune suppressants.

Upon gluten challenge in a Phase 2 clinical trial in celiac disease (CELIM-NRCD-001), ordesekimab did not prevent gluten-induced architectural mucosal injury, and thus missed the primary endpoint, yet the high dose of ordesekimab, 300 mg, showed statistically significant attenuation of gluten’s effects on the change from baseline in intestinal inflammation, in patient-reported symptom questionnaires (the Celiac Disease Patient Reported Endpoint, CeD PRO, a registrational endpoint in NRCD) and in diarrhea, compared with placebo. The totality of the results from the patients who had gluten challenge indicate that 300 mg ordesekimab (formerly AMG 714) given every two weeks can ameliorate the inflammation and symptoms caused by substantial gluten exposure, the first demonstration of such dual benefit in intestinal inflammation and symptoms for any experimental medication for celiac disease. The results suggest that ordesekimab can be a potential adjunctive treatment for NRCD to the GFD to ameliorate or resolve persistent inflammation seen in the majority of celiac patients already on GFD.

Summary data of the Phase 2a clinical trial as presented at Digestive Disease Week in June 2018 is shown below:

Change from Week 0 in CeD-PRO
Placebo (N = 15)
150 mg (N = 15)
300 mg (N = 19)
P = 0.24
P = 0.02
Change from baseline
6
5
4
3
2
1
0
-1
-2
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
Study Week

The CELIM-NRCD-001 study included 62 randomized celiac patients on a gluten-free diet, of which 49 patients underwent a substantial gluten challenge of 2.5 grams per day for 10 weeks in order to assess the ability of ordesekimab to ameliorate the effects of gluten. Upon gluten challenge, ordesekimab did not prevent gluten-induced architectural mucosal changes, the primary endpoint in the study. However, in secondary efficacy assessments, the ordesekimab 300 mg dose consistently attenuated the effects of gluten in intestinal inflammation (intraepithelial lymphocyte density, p=0.03), and in gastrointestinal symptoms as measured by three independent endpoints: the Celiac Disease Patient Reported Endpoint (CeD-PRO, p=0.02), the Celiac Disease Gastrointestinal Symptom Rating Scale (CeD-GSRS, p=0.07) and the Bristol Stool Form Scale (BSFS/diarrhea, p=0.0002). The CeD-PRO is a validated endpoint acceptable for registrational trials. In addition, patients in the ordesekimab 300 mg arm had a significantly improved Physician Global Assessment of disease (PGA, p=0.03). The totality of the results demonstrated proof-of-concept for ordesekimab 300 mg given subcutaneously every two weeks in the amelioration of inflammation and symptoms caused by the consumption of gluten by celiac patients. Importantly, ordesekimab was well tolerated, and only 14% of patients developed anti-drug antibodies, which were non-neutralizing and not correlated with impact of efficacy or safety. The PK profile was consistent with a monoclonal antibody, and potentially enables future monthly dosing.

In the Phase 2a clinical trial in RCD-II (CELIM-RCD-002), the primary endpoint (reduction in intestinal IELs) was not achieved, yet ordesekimab showed statistically significant benefit over placebo in reducing T cell receptor clonality (no increase in clonality with ordesekimab) and symptoms (diarrhea). Other endpoints, such as histology, did not reach statistically significant differences between groups, but the results consistently favored ordesekimab numerically. Ordesekimab was generally well tolerated, with no observed immunogenicity. A 5-year follow-up of a subset of patients in the CELIM-RCD-002 trial presented at a scientific conference in 2022 showed long-term benefit of treatment with ordesekimab in RCD-II, with reduction in disease activity and clinical improvement compared to patients who received placebo in the trial.

Current Clinical Development Program

Phase 2b Clinical Trial of ordesekimab in Celiac Disease (PROACTIVE Study)

We and our partner Amgen conducted chronic toxicology studies in 2019 and early 2020. In August 2020, we initiated the PROACTIVE study (PROvention Amgen Celiac ProtecTIVE Study), a randomized, double-blind, placebo-controlled, parallel-group, multicenter Phase 2 clinical trial in adult patients with NRCD. Ordesekimab will be administered every two weeks via subcutaneous route for six months. The hypothesis of this study is that ordesekimab will be superior to the GFD at intercepting the effects of contaminating gluten exposure in celiac patients following a GFD, as measured by symptoms and objective signs of intestinal inflammation after 24 weeks of treatment. Approximately 220 subjects are planned to be enrolled. Due to the impacts of the COVID-19 pandemic on certain aspects of medical care during the pandemic, such as a temporary halting of elective endoscopy procedures, lack of prioritization of chronic life-threatening conditions and reduced exposure to gluten due to reductions of travel and dining out, we are experiencing enrollment delays that have extended the enrollment target. We now expect to report top line results from the Phase 2b PROACTIVE study by the end of 2023.

Summary of clinical trials

Study Number (Phase; Sponsor)	Key Design Features	Dose Route, Duration	Study Population
Hx-IL15-001 (Phase 1; Genmab)	Double-blind, placebo-controlled, single SC infusion, dose escalation, study with open-label, repeat-dose (4 weekly doses) follow-up	Initial single dose: 0 or 0.15 to 8 mg/kg SC infusion Repeated dose: 0.5 to 4 mg/kg SC infusion once weekly for four weeks. five doses over eight weeks	30 subjects with RA

20030210 (Phase 2; Genmab/ Amgen)	Double-blind, placebo-controlled, multiple SC infusion, parallel-group, multicenter study	0 or 40 to 280 mg SC infusion dose every two weeks for 12 weeks with initial 200% loading dose	180 subjects with RA

20050193 (Phase 1; Amgen)	Double-blind, placebo-controlled, single SC or IV doses, dose-escalation study	SC doses: 0, 30, 100, 300 or 700 mg (cohorts 1 to 4) IV dose: 0 or 100 mg (cohort 5)	40 healthy subjects

20060349 (Phase 1b/2a; Amgen)	Double-blind, placebo-controlled, multiple SC doses, dose-escalating study	0 or 150 mg SC (cohort 1) 0 or 300 mg SC (cohort 2) Every two weeks for 12 weeks	22 subjects with moderate to severe psoriasis

CELIM-NRCD-001 (Phase 2a; Celimmune)	Double-blind, placebo- controlled, SC, parallel group, multicenter study	0, 150 mg or 300 mg ordesekimab once every two weeks for six consecutive doses over ten weeks	63 subjects with NRCD

CELIM-RCD-002 (Phase 2a; Celimmune)	Double-blind, placebo controlled IV infusion, parallel group, multicenter study	0 or 8 mg/kg IV, a total of seven times over ten weeks	24 subjects with Type II refractory celiac disease

Safety of ordesekimab

Approximately 250 subjects have been exposed to ordesekimab to date in completed studies, including approximately 200 subjects for 12 weeks of biweekly dosing. In all studies to date, ordesekimab was generally well tolerated by healthy volunteers, patients with active RA, and patients with celiac disease or RCD-II. While ordesekimab has the potential, to increase susceptibility to infections as is the case with immune modulators, ordesekimab has not demonstrated this effect in the six clinical trials completed to date. No deaths or clinically significant changes in laboratory parameters were observed, including no NK cell depletion.

The only adverse events clearly increased in ordesekimab-treated patients have been injection site reactions, which were more commonly reported in subjects exposed to ordesekimab, in a dose-dependent fashion (up to ~52% on ordesekimab vs ~26% in placebo in the celiac Phase 2a clinical trial), and nasopharyngitis (most cases with suspected allergic origin at a single site in RCD-II). In the population which will be studied in Phase 2b, celiac disease, there were no SAEs in the Phase 2a clinical trial, while there were six SAEs (five on ordesekimab and one on placebo) in the RCD-II, a much sicker patient population with immune suppression at baseline. Of the five SAE on ordesekimab in RCD-II patients, two were infections (both resolved while on ordesekimab). There was one mild balance disorder (considered unlikely to be related to ordesekimab and resolved while on the drug). Another patient had mild cerebellar syndrome which led to discontinuation from the study.

PRV-101 for Acute Infection and T1D

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

Overview of CVB Infection of the Pancreas, T1D and PRV-101’s Mechanism of Action

Longitudinal studies of more than 200,000 children studied for up to two decades in Finland by our technology licensor, Vactech, and its collaborators (“DIPP Study”), identified CVB infection as a likely environmental trigger in the onset of T1D autoimmunity and T1D-associated CD autoimmunity. Subsequent full-virome analysis of the TEDDY Study (400,000 children international study) confirmed that CVB is the only virus whose persistent infection is associated with the development of T1D and celiac disease autoimmunity (T1D-associated and also independent of T1D).

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

On March 28, 2022, we announced results from the final analysis of this first-in-human study. In the final analysis, six months following the last administered dose of the vaccine, PRV-101 met the primary endpoint confirming the tolerability observed in the previously reported interim analysis, with no treatment-emerging serious adverse events, adverse events of special interest, or adverse events leading to study drug discontinuation or study withdrawal. The results showed durability of VNT responses. Six months following the final dosing, the percentage of subjects in the high-dose PRV-101 arm who maintained high titers of VNT were 100% for the majority of serotypes included in the vaccine and no less than 90% for all serotypes. We are currently exploring partnership opportunities to further the clinical development of PRV-101.

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

CTA-Enabling Program to Support FIH Study

The CVB vaccine toxicology program to date has consisted of GLP and non-GLP safety and immunogenicity studies conducted in mice. These studies were designed to identify and characterize potential toxicities associated with PRV-101 treatment, including those arising from the immune responses induced by the product. They mirrored the administration regimen that is now used in the PROVENT FIH study, and by the same route of administration.

Pharmacology studies have also been conducted to determine the desired composition of the vaccine, leading to successful GMP manufacturing of the final polyvalent vaccine for clinical trials.

Significant Contracts and Agreements Related to Business Operations

Co-Promotion Agreement

On October 4, 2022, we entered into the Sanofi Co-Promotion Agreement. Pursuant to the Sanofi Co-Promotion Agreement, we appointed Sanofi to co-promote and conduct certain commercialization activities with respect to TZIELD in the United States on a co-exclusive basis for the treatment to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. We also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing TZIELD under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses. Pursuant to the Sanofi Co-Promotion Agreement, we also granted Sanofi an exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize TZIELD with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture TZIELD in support of such research, development and commercialization (the “ROFN”) in exchange for a one-time, upfront, non-refundable payment of $20.0 million, and subject to certain retained rights by us to engage in discussions with third parties with respect to certain transactions (“Third Party Transactions”). Sanofi may exercise the ROFN until June 30, 2023 (the “Initial ROFN Period”), and the Initial ROFN Period may be extended at Sanofi’s election, upon payment of a one-time extension fee, to the later of (i) September 30, 2023, and (ii) 60 days after we deliver to Sanofi the top-line data for an identified clinical trial sponsored by us (the “Data Delivery Date”). Within six months following the later of the expiration of (x) the Initial ROFN Period, and (y) any extension to the Initial ROFN Period pursuant to the terms of the Sanofi Co-Promotion Agreement, we may not enter into a Third Party Transaction on terms that are materially less favorable in the aggregate to us than the most recent terms Sanofi offered, if any, without first permitting Sanofi to execute an agreement with us on either such terms previously offered by Sanofi or the terms offered by such third party.

The activities of the Company and Sanofi under the Sanofi Co-Promotion Agreement in the United States will be overseen by a joint steering committee composed of representatives from Provention and Sanofi. Under the Sanofi Co-Promotion Agreement, subject to any execution of a definitive agreement following an exercise of the ROFN, we will retain the right to develop, manufacture, supply and distribute, as well as determine the commercialization strategy for, TZIELD and will remain responsible for the costs of holding and maintaining regulatory approval of, reporting adverse events relating to, developing, manufacturing, supplying and distributing TZIELD. The term of the Sanofi Co-Promotion Agreement expires on December 31, 2023. Subject to specified notice periods and limitations, (a) Sanofi may terminate the Sanofi Co-Promotion Agreement early if regulatory approval for TZIELD either is not obtained in the United States by December 31, 2022 or is obtained but later withdrawn or we undergoes a change of control with a major biopharmaceutical company with a certain level of financial resources and (b) either we or Sanofi may terminate the Sanofi Co-Promotion Agreement early if (i) the other party commits an uncured material breach, (ii) the other party undergoes a bankruptcy event, (iii) there is a material safety event associated with teplizumab, or (iv) there is a prolonged delay in performance due to a force majeure event.

Simultaneously, we and Sanofi also entered into a Securities Purchase Agreement (the “Sanofi Securities Purchase Agreement”). Pursuant to the Sanofi Securities Purchase Agreement, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA, Sanofi has agreed to purchase $35.0 million of our common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date. On February 9, 2023, we elected to proceed with the closing of the Sanofi Securities Purchase Agreement, pursuant to which, on February 10, 2023, Sanofi purchased 2,712,497 shares of our common stock at a purchase price of approximately $12.90 per share, which was equal to 140% of the daily volume-weighted average price per share of the Company’s common stock for the five consecutive trading days prior to the closing date, for a total investment of $35.0 million.

License and Acquisition Agreements

MacroGenics Asset Purchase Agreement

In May 2018, we entered into an Asset Purchase Agreement (the “MacroGenics Asset Purchase Agreement”) with MacroGenics pursuant to which we acquired MacroGenics’ interest in teplizumab. As partial consideration for the MacroGenics Asset Purchase Agreement, we granted MacroGenics a warrant to purchase 2,162,389 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million which became payable on November 17, 2022 when the FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. This milestone is for the first indication approved in the United States. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. We have also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements we assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by us to a third party. We are obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

On November 30, 2022, we entered into Amendment No. 1 to the MacroGenics Asset Purchase Agreement (the “MacroGenics Amendment”) with MacroGenics. Pursuant to the MacroGenics Amendment, the $60.0 million milestone payment related to the achievement of FDA approval of TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D was revised to require the amount to be paid in four equal installments rather than within 90 days of FDA approval. Under the MacroGenics Amendment, we paid $15.0 million on each of November 30, 2022 and March 1, 2023, and are required to pay MacroGenics $15.0 million on each of June 1, 2023 and September 1, 2023.

MacroGenics License Agreement

In May 2018, we entered into a License Agreement with MacroGenics (the “MacroGenics License Agreement”), pursuant to which MacroGenics granted us exclusive global rights for the purpose of developing and commercializing MGD010 (renamed PRV-3279), a humanized protein and a potential treatment for SLE and other similar diseases. As partial consideration for the MacroGenics License Agreement, we granted MacroGenics a warrant to purchase 270,299 shares of our common stock at an exercise price of $2.50 per share. In July 2019, these warrants were exercised by MacroGenics on a cashless basis. We are obligated to make contingent milestone payments to MacroGenics totaling $42.5 million upon the achievement of certain developmental and approval milestones for the first indication, of which we paid $0.4 million to MacroGenics in April 2022. This payment was triggered upon the enrollment of the first patient in the Phase 2a PREVAIL-2 study. We are also obligated to make contingent milestone payments totaling $22.5 million upon the achievement of certain regulatory approvals for a second indication. In addition, we are obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. We have also agreed to pay MacroGenics a single-digit royalty on net sales of the product. Further, we are required to pay MacroGenics a low double-digit percentage of certain consideration to the extent received in connection with a future grant of rights to PRV-3279 by us to a third party. In connection with our grant of certain rights for PRV-3279 to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) under the Huadong License Agreement (as defined below), in May 2021, we paid $1.1 million to MacroGenics related to “qualified” consideration, as defined in the MacroGenics License Agreement, that we received from Huadong. See below for further description of the Huadong License Agreement.

We are obligated to use commercially reasonable efforts to develop and seek regulatory approval for PRV-3279. The license agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by us without cause upon prior notice to MacroGenics, and by MacroGenics in the event that we challenge the validity of any licensed patent under the agreement.

Huadong License Agreement

In February 2021, we entered into a License Agreement with Huadong, a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which we granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). We will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, we received an upfront payment of $6.0 million and will receive up to $11.5 million in research, development and manufacturing funding over the next three years, of which $5.5 million was received as of December 31, 2022. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, we are eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, we would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to us, and by us in the event Huadong challenges a licensed patent or in the event that our upstream license terminates. We may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. We are generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China, and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from us until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. We will retain all rights to PRV-3279 in the rest of the world. We recently initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and are conducting a portion of this trial in Hong Kong.

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

Amgen License and Collaboration Agreement

In November 2018, we entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen for ordesekimab (also known as AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet NRCD. Under the terms of the agreement, we will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in us, which was completed in September 2019 through the purchase of 2,500,000 shares of our common stock. Amgen is also responsible for the manufacturing of ordesekimab. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to us, plus an additional regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case we will have an option to negotiate for the transfer to us of rights to AMG 714 pursuant to a termination license agreement between Amgen and us. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, we would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if we are not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to us.

AGC Biologics Agreement

In February 2019, we entered into services agreement with AGC Biologics (“AGC”), to manufacture and supply TZIELD for our anticipated clinical and commercial supply needs. We may terminate the agreement or any stage of services thereunder with 90 days’ prior written notice. If we provide less than 12 months’ notice of termination for the termination of a scheduled batch, we may incur a cancellation fee. The amount of the cancellation fee would depend on the timing of such notice. Each party also has the right to terminate the agreement for other customary reasons such as material breach and bankruptcy. The agreement contains provisions relating to compliance by AGC with current GMP, cooperation by AGC in connection with marketing applications for TZIELD, indemnification, confidentiality, dispute resolution and other customary matters for an agreement of this kind.

Parexel Services Agreement

In February 2019, we entered into a services agreement with Parexel (the “Parexel Services Agreement”), pursuant to which we retained Parexel to perform implementation and management services in connection with the PROTECT study of TZIELD. We may terminate the services agreement or any work order for any reason and without cause with 90 days’ written notice. Either party may terminate the agreement in the event of a material breach or, bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal.

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

TZIELD (teplizumab-mzwv, anti-CD3 antibody)

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

In September 2022, US Patent No. 11,434,291 and Japan Patent No. JP7137696 were granted, and these patents should expire in May 2040. Additional patent applications are pending in 14 countries. We have additionally filed four PCT international patent applications, three United States non-provisional patent application, six United States provisional patent applications, and 21 ex-United States patent applications directed to various new uses of anti-CD3 antibodies, including teplizumab for the prevention or delay of clinical T1D, combination therapy as well as new dosing regimens. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-101 (CVB vaccine for the prevention of T1D and celiac disease)

Through our agreement with Vactech, we have a licensed patent portfolio that includes three issued United States patents, two pending United States patent applications, and 14 patents in various European countries (i.e., one granted European patent validated in 14 European Patent Convention member states). We also have one pending PCT application that is co-owned by Vactech and Provention. The issued United Stated patents, the pending United States patent applications, the European country patents, and the pending PCT application disclose use of a CVB vaccine composition in the prevention or treatment of T1D.

The patents issued in the United States and various European countries generally have terms of 20 years from their respective priority filing dates, subject to available extensions, and are thus set to expire no earlier than 2032, subject to any disclaimers, patent term adjustments or extensions available under the law.

PRV-3279 (CD32B/CD79B diabody)

Through our agreement with MacroGenics, we have licensed a patent portfolio that includes: i) 206 issued patents, including 16 United States patents, 115 patents in European countries, and 75 patents in other ex-United States jurisdictions; and ii) 37 pending patent applications, including eight pending United States patent applications, four pending European patent applications, and 25 pending patent applications in other ex-United States jurisdictions.

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

We have additionally filed two PCT international patent applications, three United States non-provisional patent application, and 13 ex-United States patent applications directed to new uses of B cell inhibitors such as PRV-3279, including the prevention of immunogenicity associated with gene therapy, and treatment of B cell driven autoimmune and/or allergic diseases, among other things. If issued, patents claiming priority to these applications will expire no earlier than 2040, subject to any disclaimers, patent term adjustments or extensions available under the law.

Ordesekimab (anti-IL-15 antibody)

Through our agreement with Amgen, we have licensed a patent portfolio that includes: i) 34 issued patents, including eight United States patents, 16 patents in European countries, and 10 patents in other ex-United States jurisdictions; and ii) 19 pending patent applications, including two pending United States patent applications, one pending European patent application, and 16 pending patent applications in other ex-United States jurisdictions.

The patents and patent applications disclose anti-IL-15 antibodies, methods of using the same, manufacturing conditions and dosages of the same.

The issued patents are set to expire no earlier than dates ranging from 2024 and 2027, subject to any disclaimers or extensions under the law. In the event that the pending patent applications issue as patents, although there can be no assurance that the patent applications will issue, the patents would be set to expire no earlier than dates ranging from 2026 and 2037, subject to any disclaimers, patent term adjustments of extensions available under the law.

Sales and Marketing

We are a newly commercial stage company, without a history of commercial revenue or marketing experience. Because commercialization is expensive and time consuming, we have appointed Sanofi to co-promote and conduct certain commercialization activities with respect to TZIELD in the United States. See the section entitled “Significant Contracts and Agreements Related to Business Operations – Co-Promotion Agreement” in this Annual Report on Form 10-K.

We also intend to explore multiple commercialization strategies outside the United States, including:

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of TZIELD or our product candidates. Although we rely and intend to continue to rely upon third–party contract manufacturers to produce our products and product candidates, we have recruited personnel and consultants with experience to manage these third–party contract manufacturers. In certain cases, our collaboration partners for each respective program are responsible for providing clinical drug supply or drug product for those program’s clinical trials. In other cases, we have engaged third-party manufacturers to provide services related to process development, non-GMP and GMP manufacturing and other related services.

The table below lists the third-party responsible for manufacturing drug supply for each of our programs:

Product Candidate	Supplier	Party Responsible for Costs
TZIELD	AGC Biologics	Provention
PRV-101	Intravacc	Provention
PRV-3279	Current drug supply – MacroGenics Future drug supply – vendors being evaluated	Provention Provention
Ordesekimab	Amgen	Amgen

In February 2019, we entered into an agreement with AGC Biologics to manufacture teplizumab for our anticipated clinical trial needs as well as for the commercialization of TZIELD.

Supplies of TZIELD sufficient to supply our commercial launch and expected demand have been manufactured by our CMOs. In addition, we have sufficient supply to complete the PROTECT study and our other clinical development needs.

In order to maintain regulatory approval for TZIELD, third-party manufacturers will be required to consistently produce TZIELD in commercial quantities and of specified quality on a repeated basis and document their ability to do so.

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

The symptomatic treatment of T1D is a highly competitive market with large incumbents such as Sanofi, Novo Nordisk and Eli Lilly providing insulin and Medtronic, Abbott, and Dexcom providing blood glucose monitoring products and many working on new ways to manage the disease. Our goal is to delay or prevent the onset of T1D and spare patients the need to live with blood glucose monitoring and daily insulin injections and the many complications and clinically relevant shortfalls of this therapy. We believe our enteroviral vaccine approach is unique in that it aims to prevent the onset of T1D prior to the rise of immune cells and auto-antibodies programmed to attack insulin producing beta cells. We are aware of competitive vaccine technologies in development that are attempting to alter the autoimmune cycle once these auto-antibodies have been detected. However, we believe our vaccine approach may intercept the process prior to this cycle being initiated (primary prevention). There is at this time no other CVB vaccine in clinical development.

We believe, our secondary prevention (i.e., interception) approach with TZIELD is more advanced and differentiated from other immunomodulation therapies which have shown preservation of beta cell function in early phase studies of newly diagnosed onset T1D including anti-thymocyte globulin (ATG), CTLA4-Ig (costimulatory blocker), anti-CD20 (Rituxan) and LFA3-Ig (alefacept). All of these Phase 2 studies were conducted by the academic community or by T1D networks and do not appear to be in active Phase 3 development by industry sponsors. The most recent data were reported with thymoglobulin which is an approved anti-thymocyte globulin obtained by immunization of rabbits with human thymocytes and is indicated for the treatment of renal transplant acute rejection in conjunction with concomitant immunosuppression and for induction in adult renal transplant recipients. Low dose ATG was administered intravenously for 2 days in early onset T1D (within 100 days of diagnosis). While C-peptide preservation was observed, due to the risk of serum sickness, ATG was administered during a 2-3 day hospitalization and required pre-medication, including intravenous corticosteroids. In January 2020, a Phase 3 trial in newly diagnosed T1D patients with ladarixin (Dompe) an interleukin-8 inhibitor, was announced on the basis of post-hoc results in a subset of patients after the drug failed to improve C-peptide in Phase 2a. Importantly, TZIELD is the only drug approved for the prevention/delay of clinical T1D in Stage 2 T1D patients, and no other pivotal studies are on-going in this indication.

Ordesekimab has the potential to be the first drug ever approved for CD since it is one of the few experimental candidates which have shown simultaneous improvement in gluten-induced symptoms and gut inflammation, and since most clinical-stage products are early in development and have not established proof-of-concept. There is another anti-IL-15 mAb in clinical development, CALY002 by Calypso, currently in Phase 1, and a new IL-15/IL-21-targeting peptide, EQ102 by Equilium, initiating Phase 1. Potential additional competition includes the recent initiation of a Phase 1b study with the marketed psoriasis anti-IL-23 mAb guselkumab (TREMFYA, Janssen), and experimental medications in Phase 2b development by: ImmunogenX (IMGX-003/latiglutenase), Takeda/Zedira/Dr. Falk (TAK1227), and Takeda TAK-062. Earlier experimental candidates in development include Takeda’s TAK-101 (in Phase 1b/2a) and Anokion’s KAN-101.

The market for lupus is currently led by large pharmaceutical companies commercializing older, off-patent products such as steroids, immunosuppressive agents including azathioprine, cyclosphosphamide, cyclosporine and mycophenolate. In addition, Glaxo SmithKline (“GSK”) and Roche offer B cell-targeted agents. GSK received approval for belimumab (Benlysta) in 2011, the first drug approval in lupus in 50 years. Despite modest efficacy and slow onset of effect, belimumab’s annual sales are currently approximately $1.2 billion and are expected to continue to grow following the December 2020 approval in lupus nephritis. Roche’s rituximab (Rituxan), a blockbuster drug, is used off-label in lupus despite not having been approved in SLE. The calcineurin inhibitor voclosporin (Aurinia Pharmaceuticals) was approved for lupus nephritis in January 2021. Anifrolumab (SAPHNELO, Astra Zeneca) is a type 1 interferon receptor mAb approved in July 2021. The lupus field is competitive and new experimental drugs are being tested in late-stage trials by large pharmaceutical companies and early to mid-stage biotech companies. We expect that PRV-3279 will be differentiated from the B cell-focused competition because of greater and faster-onset efficacy, better safety (PRV-3279 does not deplete B cells and is not expected to be immune-suppressive), and less side effects (since PRV-3279 is a highly specific mAb with likely minimal off-target side effects).

There are no drugs approved for the prevention of the immunogenicity of biotherapeutics, and rituximab is occasionally used off-label in gene therapy. Experimental medications are being tested in Phase 1-2 by Selecta Biosciences and Hansa Biopharma.

Government Regulation

Our business activities, including the manufacturing, research, development and marketing of TZIELD and our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States, the European Union, the United Kingdom and other countries. Before marketing in the United States, the European Union, or the United Kingdom, any new drug developed by us or our collaborators must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA, EMA or MHRA, respectively. The process for obtaining regulatory approval and compliance with applicable federal, state, supranational, domestic and local laws and regulations requires the expenditure of substantial time and financial resources. Government and private payor coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by applicable future healthcare and drug pricing initiatives. In addition, in the United States, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry. We are also subject to equivalent legislation in the other countries where we perform our business activities.

Regulation of Drugs and Biologics

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and in the case of biologics, also under the Public Health Service Act (“PHSA”) and their implementing regulations. In the European Union, the EMA primarily regulates human drugs under Directive 2001/83/EC, Regulation (EU) 726/2004, and associated legislation, as amended from time to time. In the United Kingdom, the MHRA primarily regulates human drugs under the Human Medicines Regulations 2012/1916 and associated legislation. In their respective jurisdictions, the FDA, EMA and MHRA regulate, among other things, the development, testing, manufacture, safety, efficacy, record keeping, packaging, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to GLP regulations or other applicable regulations;
●	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a New Drug Application (“NDA”) or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	acceptance of the NDA or BLA for filing and review by the FDA;
●	review of the NDA or BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with GMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
●	FDA review and approval of the NDA or BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and any post-approval studies required by the FDA.

Equivalent processes are in place in the European Union and the United Kingdom. The key features of the approval processes in Europe are as follows:

●	prior to any clinical trial commencing, a clinical trial authorization (“CTA”) must be obtained from the national competent authority (“NCA”) of each country in which the clinical trial will be conducted and new legislation has recently entered into application in the European Union which, subject to transition periods, will streamline this process;
●	prior to any clinical trial commencing, a favorable opinion of a research ethics committee (“REC”) in each country in which the clinical trial will be conducted must be obtained;
●	in relation the European Union and United Kingdom respectively, preparation and submission to the EMA through the Centralized procedure which is mandatory for medicinal products developed by means of biotechnological processes and MHRA of an MAA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	in relation the European Union, following a successful review of the MAA, the EMA will issue an opinion on the approvability of the MAA to the European Commission, who will then decide whether to issue the marketing authorization (“MA”) in a binding decision; and in relation to the United Kingdom, following a successful review of the MAA, the MHRA will act on behalf of the Licensing Authority to issue an MA.

Nonclinical and Clinical Development

Before testing any drug product candidates in humans, the product candidate intended for human use must undergo rigorous laboratory and animal testing until adequate proof of safety is established. This preclinical testing generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies, to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. In the United States, the conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies, and equivalent rules apply in the European Union and United Kingdom. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND, and to the NCAs of the European Union member states and the MHRA (as applicable) as part of their respective CTA application procedures. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Equivalent processes apply in the NCAs of the European Union member states and the MHRA.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, in accordance with GCP requirements, which include the requirement that all patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring the safety and effectiveness criteria to be evaluated. Each protocol, as well as any subsequent amendments, must be submitted to the FDA as part of the IND, and to the NCAs of the European Union member states and the MHRA (as applicable) as part of their respective CTA application procedures. Additionally, in the United States, each clinical trial and its related documentation, including the trial protocol and informed consent form, must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. In Europe, the process involves the review of equivalent documents by a REC in each country in which the clinical trial will be conducted. In the United States, some clinical trials are also overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated checkpoints based on access to certain data from the study.

Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into a small number of healthy human volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The emphasis of Phase 1 trials is on testing for safety or adverse events, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA, EMA or MHRA (as applicable) may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA, BLA or MAA (as applicable). Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of approval for products.

During the development of a new drug or biological product, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2, and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. In the European Union and the United Kingdom, scientific advice can be sought from regulators to guide product development. Regulatory authorities, IRBs, RECs and Data Monitoring Committees may require additional data before allowing clinical trials to commence, continue or proceed from one phase to another, and could demand that studies be discontinued or suspended at any time if there are significant safety issues. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA, NCAs of the European Union member states and/or MHRA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

In the United States, information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the Clinicaltrials.gov data registry. In the European Union, this information must be posted on the European Union Clinical Trials Register, and in the United Kingdom, it must be posted on a publicly accessible database.

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

Generating the required data and information for regulatory approval takes many years and requires the expenditure of substantial resources. Following completion of the required testing, the results of the nonclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to, in relation to the United States, the FDA as part of an NDA or BLA, and in relation to the European Union and the United Kingdom, the EMA and MHRA respectively as part of an MAA, requesting approval to market the product for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product in the proposed patient population to the satisfaction of the FDA, EMA and/or MHRA (as applicable). Under the PDUFA, each NDA or BLA must be accompanied by a user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA or BLA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. The FDA adjusts the PDUFA user fees on an annual basis, but fee waivers or reductions are available in certain circumstances. In the European Union, the MAA must be accompanied by an application fee, which, as of January 16, 2023, starts at EUR 297,400 for applications concerning a single strength, one pharmaceutical form, and one presentation. In the United Kingdom, the MAA must be accompanied by an application fee, which, as of January 16, 2023, varies from GBP 18,473 for MAAs submitted pursuant to the reliance procedure for approval to be granted based on the assessment already carried out by the EMA, to GBP 92,753 for stand-alone MAAs.

In the United States, under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA or BLA. If deemed sufficiently complete to permit a substantive review, the FDA will accept the NDA or BLA for filing. The FDA can refuse to file any NDA and BLA that it deems incomplete or not properly reviewable. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA has established internal goals of eight months from submission for priority review of NDAs or BLAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs and BLAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification.

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

If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may require that contraindications, warnings, or precautions be included in the product labeling and entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies, testing and surveillance programs, distribution restrictions, and other post-marketing requirements and commitments. Following approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval and may require the development of additional data or preclinical studies and clinical trials.

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

In the European Union, the assessment of an MAA for a new medicinal product takes up to 210 ‘active days’, discounting the procedural clock-stop periods during the procedure for the applicant to address the list of questions raised by the EMA’s advisory committees. When an MAA is submitted, the rapporteur and co-rapporteur appointed by the EMA’s Committee for Medicinal Products for Human Use (the “CHMP”) lead the assessment on the evidence submitted by the applicant for the CHMP to determine the safety, quality and efficacy of the medicinal product. The CHMP may recommend an inspection to be carried out by a NCA of the European Union member state to verify the state of compliance of the manufacturing facility and the clinical trial conduct. In parallel, a rapporteur and co-rapporteur of the EMA’s Pharmacovigilance Risk Assessment Committee (the “PRAC”) are appointed to lead the assessment of all aspects of the applicant’s proposed risk management plan (the “RMP”) which describes a set of pharmacovigilance activities and interventions designed to identify, characterize, prevent or minimize risk relating to the medicinal product under review.

By day 210, the CHMP adopts an opinion on the MAA as to whether the medicinal product should be granted a MA. Within 15 days of receipt of the CHMP’s opinion, the applicant can request re-examination of the CHMP’s opinion and detailed grounds should be submitted within 60 days. The re-examination is led by new rapporteurs and must be completed within 60 days from the date of receipt of the detailed grounds for re-examination for the CHMP’s final opinion to be adopted.

In relation to the United Kingdom, high quality MAAs can be submitted for an expedited 150-day assessment to be initiated. At least 90 days prior to the intended MAA submission date, applicants should request a pre-submission meeting from the MHRA. At this meeting, the applicant will provide a short summary of the dossier and, if necessary, request input on specific issues, such as consideration for an orphan MA, conditional MA or MA under exceptional circumstances. When the MAA is submitted to the MHRA, the clock will start when the application is validated for completeness of dossier for the regulatory review to commence. The assessment process involves two phases which are separated by a ‘clock-off’. At Day 80 constituting the Phase 1 of the assessment procedure, matters requiring clarification will be raised with the applicant as a letter requesting further information (“RFI”). Applicants must address these matters within 60 days. Phase 2 of the MAA process begins as soon as the MHRA receives the applicant’s responses to the RFIs. By day 150, the MHRA will provide a decision on approvability of the product. If the MHRA proposes to refuse the grant of the MA, the applicant can request a review of the decision.

Any trade name that we intend to use for a potential product must be approved by the FDA, EMA and/or MHRA (as applicable) irrespective of whether we have secured a formal trademark registration from the United States Patent and Trademark Office, or equivalent foreign authorities. The FDA, EMA and MHRA conduct rigorous reviews of proposed product names, and they may reject a product name if they believe, among other things, that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. The FDA will not approve a trade name until the NDA or BLA for a product is approved. If the FDA determines that the trade names of other products that are approved prior to the approval of our potential products may present a risk of confusion with our proposed trade name, the FDA may elect to not approve our proposed trade name. If our trade name is rejected, we will lose the benefit of any brand equity that may already have been developed for this trade name, as well as the benefit of our existing trademark applications for this trade name.

We and our collaborators and contract manufacturers also are required to comply with the applicable GMP regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, EMA, NCAs and MHRA (as applicable). These facilities must be approved before we can use them in commercial manufacturing of our potential products and must maintain ongoing compliance for commercial product manufacture. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and could be subject to unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws, including the equivalent requirements applicable in Europe. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to GMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, BLA or MA, including voluntary recall and regulatory sanctions.

If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”), monitoring and record-keeping activities, reporting of adverse events and other periodic reports, product sampling and distribution restrictions, and limitations on industry sponsored scientific and educational activities. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA, EMA and/or MHRA approval (as applicable) of a new NDA, BLA or MA, or an NDA, BLA or MA supplement/variation, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

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

The FDA, EMA and MHRA (as applicable) may withdraw approval of an NDA, BLA or MA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things: restrictions on the marketing or manufacturing of the product; complete withdrawal of the product from the market or product recalls; issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product; fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals; product seizure or detention, or refusal to permit the import or export of products; injunctions or the imposition of civil or criminal penalties; and consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory development and approval process involves all of the risks associated with achieving FDA marketing approval in the United States as discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals and entities.

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

In the European Union, developers of medicinal products seeking to address an unmet medical can seek obtain enhanced support from the EMA via the PRIME scheme. The PRIME scheme, which is a voluntary operational framework for enhanced interaction and early dialogue between the EMA and developers of promising medicines, to optimize development plans and speed up evaluation so that these medicines can reach patients earlier.

In the United Kingdom, developers of medicinal products which either target a life-threatening or seriously debilitating condition, or which represent a significant patient or public health need, can benefit from ILAP. ILAP consists of designation of an Innovation Passport, creation of a Target Development Profile (“TDP”) and provides applicants with access to a toolkit to support all stages of the design, development and approvals process. Medicines falling within the scope of ILAP include new chemical entities, biological medicines, new indications and repurposed medicines. The first step in the ILAP process is to obtain an Innovation Passport, which will only be granted in respect of medicinal products which: (1) are intended to treat a qualifying condition, patient or public health area, (2) fulfill one or more of a specific area (e.g., advanced therapy medicinal product, orphan products, etc.), and (3) have the potential to offer benefits to patients. Following designation of an Innovation Passport, a product-specific team of experts will develop a TDP based on the medicinal product’s characteristics. The TDP defines key regulatory and developmental features, identifies potential pitfalls, and creates a road map for delivering early patient access. The TDP also includes details about how the applicant can work with other United Kingdom stakeholders for coordinated and efficient evidence generation and evaluation and address commercial and managed access considerations.

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

Orphan drug designation qualifies a company for certain tax credits. In addition, if a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, the FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

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

In the European Union, orphan designations are assessed by the EMA’s Committee for Orphan Medicinal Products (“COMP”) for binding decisions to be issued by the European Commission to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions which either affect not more than five in 10,000 persons in the European Union, or where it is unlikely that the marketing of the medicinal product in the European Union would generate sufficient return to justify the necessary investment in its development. In each case, there can be no satisfactory method of diagnosis, prevention or treatment of the condition already authorized (or, if such a method exists, the product would be a significant benefit to those affected by the condition).

If the COMP grants an orphan designation, the developer will be entitled to financial incentives such as reduction of fees or fee waivers. If orphan status is maintained at the grant of MA, the medicinal product will benefit from ten years of market exclusivity. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, MAs can only be granted to “similar medicinal products” for the same therapeutic indication if it can be established that: (i) the new medicinal product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

An equivalent regime is in place in the United Kingdom. Under the United Kingdom’s regime, there is no pre-MA orphan designation and instead a decision is made at the point of the MA grant.

Rare pediatric disease priority review voucher program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by the FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA or BLA approval, the FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify the FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If the FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, the FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

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

In both the European Union and United Kingdom, all MAAs for new medicines must include the results of studies described in an agreed pediatric investigation plan (“PIP”), unless a deferral or a waiver applies. Irrespective of whether the results are successful, if the PIP is satisfactorily performed with the results submitted, the applicant is entitled to receive a six-month extension to their supplementary protection certificate, as an extension of the exclusivity for a basic patent. In respect of orphan medicinal products, the orphan market exclusivity period of 10 years is extended cumulatively to 12 years if the PIP requirement is satisfied.

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

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Regulation of companion diagnostic tests

Although we do not believe that a companion diagnostic test will be required for the safe and effective use of our product candidates, the FDA may disagree and require use of a companion diagnostic to identify appropriate patient populations for our products. Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population.

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of TZIELD and potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payers.

Within the United States, third party payors include government health care programs such as Medicare and Medicaid and private health insurance. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for TZIELD or any other approved drug product, we may need to collect real world evidence and conduct pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit.

Third-party payers are also increasingly managing patient access to drug products and using restrictive measures to contain costs. If a third-party payer decides to provide coverage for an approved drug product, patient access and reimbursement is not certain. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Decreases in third-party reimbursement or a decision by a third-party payer to not cover TZIELD or our product candidates, if approved, could reduce utilization of our products, and have a material adverse effect on our sales, results of operations and financial condition. We may need to provide discounts to purchasers to encourage purchasing of our products and rebates to third party payors to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients and may need to provide additional concessions or enter into value-based arrangements that link payment to the efficacy of TZIELD. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

We are required to provide discounts or rebates on TZIELD under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal health care programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

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

Healthcare Laws and Regulations

Sales of TZIELD and potential sales of our product candidates, if approved, will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. In the United States, our business operations and any current or future arrangements with healthcare professionals, third-party payers, health care providers, patients and other customers may be subject to various federal and state fraud and abuse and other healthcare laws and regulations that may affect our current or future manufacturing, sales, marketing, scientific, educational or other business activities. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity need not have actual knowledge of the federal anti-kickback statute or specific intent to violate it in order to have committed a violation.

●	Federal false claims and false statement laws, including the federal civil False Claims Act (“FCA”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Actions under the FCA may be brought by the Attorney General or by private individuals in the name of the federal government.

●	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The United States federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact.

●	The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples.

●	Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs.

●	The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, teaching hospitals, and additional categories of healthcare practitioners to the federal government for re-disclosure to the public.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs or regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or to report pricing or marketing expenditures, as well as state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.

Our current or future activities may also be subject to state and federal and state consumer protection and unfair competition laws. We must comply with state, domestic and international laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in relation to the United States, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws, the narrowness of available statutory exceptions and safe harbors and the lack of clear guidance on the application of these laws to certain activities, it is possible that governmental authorities could possibly conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

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

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws, including fraud and abuse laws, laws requiring the implementation of corporate compliance programs and laws requiring the reporting of payments or other transfers of value to healthcare professionals and entities.

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

Human Capital

Employees

As of March 20, 2023, we had 174 full-time employees which are located throughout the United States. While we lease office space for our principal executive offices in Red Bank, NJ, our employees work remotely. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development.

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

We are focused on maintaining a diverse and inclusive work environment. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. Currently, women represent 38% of our C-suite team, and 33% of our board of directors. We expect to continue implementing initiatives to enhance our workforce diversity, advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and on our board of directors.

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

Risks Related to our Pending Transaction with Sanofi

We may not be able to complete the pending transaction with Sanofi within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On March 12, 2023, we entered into the Merger Agreement with Sanofi and Sanofi’s indirect wholly owned acquisition subsidiary under which Sanofi is to acquire the Company in a cash transaction for an approximate total equity value of $2.9 billion. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sanofi’s acquisition subsidiary will commence a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for $25.00 per share, to the seller in cash, without interest and less applicable withholding of taxes. If certain conditions are satisfied and the tender offer closes, Sanofi would acquire any remaining shares of our common stock by a merger of Sanofi’s acquisition subsidiary with and into us.

The completion of the transaction is subject to the conditions set forth in the Merger Agreement, including (1) that there be validly tendered, and not properly withdrawn, prior to the expiration of the tender offer, that number of shares of our common stock that, together with the number of shares of our common stock, if any, then owned beneficially by Sanofi and its acquisition subsidiary (together with their wholly-owned subsidiaries), represents at least a majority of the shares of our common stock outstanding as of the consummation of the tender offer, (2) the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain of our representations and warranties in the Merger Agreement, (4) our compliance with certain covenants contained in the Merger Agreement, subject to qualifications, (5) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement), and (6) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the transaction with Sanofi will be completed, or that, if completed, it will be on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. We could be required to pay Sanofi a termination fee of $100.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, CROs, CMOs, other vendors, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the proposed transaction with Sanofi could adversely affect our results of operations, financial results and/or business generally, including our ability to retain and hire key personnel and maintain our relationships with collaborators, customers, CROs, CMOs, other vendors and other business partners.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, customers, CROs, CMOs, other vendors, regulators and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the proposed transaction with Sanofi is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to use commercially reasonable efforts to carry on our business in the ordinary course. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions, including that we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows and/or the price of our common stock.

The Merger Agreement requires us to pay a termination fee to Sanofi if certain circumstances occur, which could require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated under certain circumstances, including termination by us in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will be required to pay Sanofi a termination fee of $100.0 million by wire transfer of immediately available funds. If the Merger Agreement is terminated under such circumstances, we may be required to pay such termination fee using available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

Shareholder litigation could prevent or delay the closing of the proposed transaction with Sanofi or otherwise negatively impact our business, operating results and/or financial condition.

We may incur costs in connection with the defense or settlement of any future shareholder litigation in connection with the proposed transaction with Sanofi. Future shareholder litigation may adversely affect our ability to complete the proposed transaction with Sanofi. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the transaction is the absence of any governmental order or law preventing the transaction or making the consummation of the transaction illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed transaction, then such injunctive or other relief may prevent the proposed transaction from becoming effective within the expected time frame or at all.

We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transaction with Sanofi.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction with Sanofi. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to Our Business

We are a commercial-stage biopharmaceutical company with a limited operating history, and we are dependent on the commercial success of TZIELD. We expect to incur substantial expenses and may never become profitable or be able to sustain profitability.

We are a commercial-stage biopharmaceutical company formed in October 2016 and have a limited operating history. We do not lease or own any laboratory space and we have historically had a remote work environment for our employees. We outsource most of our manufacturing and clinical trial operations as well as certain other functions.

We have acquired or in-licensed TZIELD, which was recently approved by the FDA for its first commercial indication and which we are studying in a Phase III trial for use in newly diagnosed T1D as well as our three clinical stage assets (PRV-3279, ordesekimab and PRV-101). We have obtained FDA approval for TZIELD to delay the onset of Stage 3 T1D in adults and pediatric patients aged 8 years and older with Stage 2 T1D. We have not obtained any other marketing approvals for TZIELD or our product candidates. We launched TZIELD in the U.S. after FDA approval on November 17, 2022 and therefore do not have a long history operating as a commercial company. We continue our process of transitioning from a company with a research and development focus to a company with commercial activities and we may not be successful in executing this transition. We have not yet demonstrated our ability to consistently and effectively manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

The commercial success of TZIELD will depend on a number of factors, including our ability to:

●	maintain commercial manufacturing arrangements with CMOs and establish redundancies in our manufacturing arrangements to protect against any supply chain issues that may arise;
●	produce, through a validated process, sufficient quantities and inventory of TZIELD to meet commercial demand;
●	maintain and, if needed, expand our commercial infrastructure with internal sales, distribution and marketing capabilities sufficient to generate and support commercial sales of TZIELD;
●	leverage Sanofi’s expertise, capabilities and commercial resources under the Sanofi Co-Promotion Agreement;
●	secure widespread acceptance of our product from physicians, health care payors, patients and the medical community;
●	raise awareness and expand screening to identify patients with Stage 2 T1D;
●	obtain and maintain coverage and adequate reimbursement of TZIELD by governmental authorities, private health insurers, managed care organizations and other third-party payers;
●	maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, and safety requirements and other laws and regulations that apply to us and our commercial activities;
●	successfully complete the post-marketing requirements specified in the FDA approval letter for TZIELD;
●	manage our growth and spending as costs and expenses increase due to commercialization; and
●	establish and maintain strategic partnerships for the commercialization of TZIELD in countries outside the United States, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries.

If we cannot successfully execute any one of the foregoing, or our ongoing clinical trials for our product candidates do not read out positively or support regulatory approvals, our business may not succeed, and your investment will be adversely affected. Additionally, we will need to continue investing substantial financial and management resources to complete these tasks, and we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital.

Marketing approval of TZIELD for additional indications or in other jurisdictions, as well as obtaining marketing approval of our product candidates, will require extensive clinical testing data to support safety and efficacy requirements, as well as pharmaceutical development, manufacturing and preclinical data, all of which are needed for regulatory approval, and the requirements may be different in different jurisdictions in which we intend to launch our products. If we obtain marketing approvals in the jurisdictions in which we intend to launch our products, we will then have to secure pricing and reimbursement approvals prior to product launch. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business.

TZIELD may cause undesirable side effects that could limit its commercial potential.

TZIELD is associated with adverse reactions, which may require patients to discontinue treatment. The labeling for TZIELD includes warnings and precautions for cytokine release syndrome, serious infections, lymphopenia, and hypersensitivity reactions. If we or others identify previously unknown side effects, in particular if they are severe, or if known side effects are more frequent or severe than in the past, then:

●	sales of TZIELD may be modest;
●	regulatory approvals for TZIELD may be restricted or withdrawn;

●	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;
●	additional non-clinical or clinical studies or changes to manufacturing processes, specifications and/or facilities may be required;
●	changes in labeling or changes to distribution processes, including the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”), may be required;
●	our reputation in the marketplace may suffer; and
●	government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales, increase our expenses and impair our ability to successfully commercialize TZIELD. Furthermore, TZIELD may be commercially used in a wider population and in a less rigorously controlled environment than in clinical studies or may be prescribed by physicians for off-label uses, which could result in adverse reactions being reported that are different than what was observed in clinical trials. If this were to occur, regulatory authorities, healthcare practitioners, third-party payers or patients may perceive or conclude that the use of TZIELD is associated with previously unknown serious adverse effects, undermining our commercialization efforts.

We need to raise additional funding. If we are unable to raise sufficient capital when needed, we could be forced to delay, reduce or eliminate certain, or all of our product development programs or commercialization efforts.

We expect our operating costs to be substantial as we incur costs to support our commercialization efforts for TZIELD, including costs related to the continued buildout of an internal commercial infrastructure, and our ongoing and planned clinical trials for TZIELD and our product candidates. We will operate at a loss for the foreseeable future even as we continue to build TZIELD’s nascent market and pursue, obtain pricing and reimbursement approvals for, and work to execute a successful commercial launch of TZIELD. For the years ended December 31, 2022 and 2021, we had a net loss of $113.6 million and $114.4 million, respectively, and as of December 31, 2022, we had an accumulated deficit of $405.6 million. We had cash, cash equivalents and marketable securities of $165.0 million as of December 31, 2022. We expect to continue to incur significant expenses and increasing operating losses over the next several years and our net losses may fluctuate significantly from quarter to quarter and year to year. On February 2, 2023, we drew an additional $40.0 million from the second tranche of the Hercules LSA following FDA approval of TZIELD, for net proceeds of approximately $38.9 million. Also, on February 10, 2023, Sanofi, in accordance with the Sanofi Securities Purchase Agreement (defined below), purchased 2,712,497 shares of our common stock at a purchase price of approximately $12.90 per share, for a total investment of $35.0 million.

We believe, based on our current operating plans, which include commercialization of TZIELD and advancement of our clinical product candidates, and other factors described above, that our cash, cash equivalents and marketable securities on hand, will be sufficient to fund current operating requirements for at least the next 12 months from the issuance of the financial statements included within this Annual Report on Form 10-K. If we do not otherwise raise additional capital, we may encounter near-term liquidity needs. Factors that could impact our cash runway include, but are not limited to, the success and uptake of our commercial launch of TZIELD and expenses related to the continued commercialization of TZIELD, including costs to continue the build out the Company’s commercial infrastructure and commercial sales activities (including the Sanofi Co-Promotion Agreement), manufacturing activities for TZIELD and the milestone payments due to MacroGenics upon FDA approval of TZIELD.

We do not have any prospective credit facilities as a source of future funds apart from the available capacity under our 2021 ATM Program and the Hercules LSA and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. We may seek additional capital through a combination of private equity offerings, public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and could require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. If we choose to pursue additional indications and/or geographies for TZIELD or our product candidates, in-license or acquire additional development assets, or otherwise expand more rapidly than we presently anticipate, we may also need to raise additional capital sooner than expected.

If we are unable to raise additional capital when required or on acceptable terms, we may need to significantly delay, scale back or discontinue the development or commercialization of TZIELD or one or more of our product candidates or cease operations altogether, or relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize.

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

The third tranche of term loans under the Hercules LSA (the “Third Tranche”), in an amount up to $10.0 million, may only be drawn if the Second Tranche has been borrowed, subject to the achievement of (i) at least $70.0 million in new net cash proceeds from various equity issuances (including convertible debt) and business development transactions on or prior to December 15, 2023 and (ii) achievement of specified cumulative net product revenue related to TZIELD on or prior to November 30, 2023, provided that certain customary borrowing conditions have been satisfied. The fourth tranche of term loans under the Hercules LSA (the “Fourth Tranche”), in an amount up to $35.0 million (less the actual funded amount, if any, of the Third Tranche), may be drawn, subject to the achievement of specified trailing six-month net product revenue for any six-month period following the Closing Date and on or prior to September 30, 2024 (the “Performance Milestone”), with the drawing of the Fourth Tranche to occur on or prior to the earlier of (x) December 15, 2024 and (y) ninety (90) days following the achievement of the Performance Milestone, provided that certain customary borrowing conditions have been satisfied. The fifth tranche of term loans under the Hercules LSA, in an amount up to $25.0 million, is available solely at the discretion of the Lenders. Each of the remaining tranches may be borrowed in multiple drawings.

The Hercules LSA requires that, commencing on January 1, 2023, the Company maintain, at all times, unrestricted cash, cash equivalents and liquid funds held in accounts subject to a control agreement in favor of Hercules (“Liquidity”) in an amount not less than 50.0% of the aggregate outstanding amount of the term loans plus the aggregate amount of the Company’s accounts payable that remain unpaid 120 days after their respective due dates; provided that, upon (x) achievement of an Approval Milestone, which occurred on November 17, 2022, and (y) the effectiveness of the Performance Covenant (as defined in the Hercules LSA), the minimum Liquidity required to be maintained by the Company will be an amount not less than the greater of (A) $20,000,000 and (B) 25% of the aggregate outstanding amount of the aggregate outstanding amount of the term loans plus the aggregate amount of the Company’s accounts payable that remain unpaid 120 days after their respective due dates. In addition, if the Company draws Tranche 2, Tranche 3 and Tranche 4 of term loans, the Company is required to maintain minimum 6-month trailing revenue amounts, measured monthly commencing with the delivery of financial statements for the period ending June 30, 2024, as set forth in the Hercules LSA, provided that such minimum revenue covenant will be waived at any time in which the Company maintains (a) at least $550.0 million of market capitalization and minimum Liquidity of not less than 50.0% of the aggregate outstanding amount of the term loans or (b) minimum Liquidity of not less than 85.0% of the aggregate outstanding amount of the term loans. In addition, the Hercules LSA includes customary representations and warranties and other covenants associated with a secured term loan facility for similarly situated companies.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We regularly maintain cash balances at multiple third-party financial institutions, including Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”), insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of SVB, where we held certain of our cash and cash equivalents, on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole, and we were able to move substantially all of our cash and cash equivalents to another financial institution. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the success of our development and commercialization strategy;
●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals (including supplemental approvals), and pricing and reimbursement approvals, for TZIELD and our product candidates;
●	the time, resources, and expense required to maintain compliance with ongoing regulatory requirements;

●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	the cost of manufacturing and maintaining sufficient inventories of TZIELD and our product candidates to meet anticipated demand;
●	any product liability or other lawsuits related to TZIELD or our product candidates and the costs associated with defending them or the results of such lawsuits;
●	the cost of defending against securities litigation including stock-drop litigation and related derivative lawsuits;
●	the cost of growing our ongoing development operations and establishing commercialization operations, including sales, marketing and distribution capabilities;
●	the cost to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	the costs associated with commercialization.

Any material increases in our operating expenses will have a material impact on our financial condition and business operations. In addition, if we are unable to correctly estimate or control our future operating expenses, we may need to raise additional capital, delay or cease development or commercialization of TZIELD or one or more of our product candidates, which could have a material adverse effect on our business, operating results and prospects.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Clinical drug development involves a risky, lengthy and expensive process with an uncertain outcome. Although prior pre-clinical and clinical studies, data and analysis may support our belief in the potential of our product candidates, the results of our ongoing clinical trials for them may not be positive or supportive of our beliefs. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TZIELD in additional indications or any of our other product candidates, which could negatively and materially impact our business.

We are pursuing clinical development of TZIELD for use in newly diagnosed T1D patients and have plans for label expansion efforts and development in other indications, in addition to our ongoing clinical development of our other product candidates. It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval and pricing and reimbursement approval, and the risk of failure through the development process is high. Before obtaining marketing approval (or supplemental approvals) from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing.

We will be required to submit our clinical trial protocols and receive approvals from the regulatory authorities before we can commence additional studies with our product candidates. Nonclinical study results for our product candidates, including toxicology studies, may not support the filing of an IND or foreign equivalent for the product candidate.

Moreover, we may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. Prior to commencing any clinical trials, we will also have to obtain approval from the IRB, or Ethics Committee (“EC”) in each of the countries in which we plan to conduct our clinical trials. If we do not obtain or maintain such acceptance, the time in which we expect to commence and conduct clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital.

Further, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for our product candidates. Our clinical trial results may show our product candidates to be less effective than expected or have unacceptable side effects or toxicities. For example, our Phase 2a PRINCE trial did not achieve its primary endpoint of a change in Crohn’s Disease Activity Index Score at week 12 as compared to placebo. We note that most drug candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Additionally, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent agency approval. We cannot assure you that the FDA, EMA, MHRA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of TZIELD or our product candidates will achieve positive results or regulatory approvals, or be successfully commercialized.

The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical and clinical studies with positive results;
●	sufficiency of our financial and other resources to complete the necessary preclinical and clinical studies or trials;
●	entry into partnerships or collaborations to further the development of our product candidates;
●	investigational new drug or clinical trial authorization applications, being cleared such that our product candidates can commence clinical trials;
●	successful initiation of enrollment in and completion of clinical trials;
●	successful data from our clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory, marketing and pricing and reimbursement approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
●	successful development of our internal manufacturing processes and transfer, where applicable, from our reliance on CMOs, to our own manufacturing facility or other CMOs, or from our own manufacturing facility to CMOs or the facilities of collaboration partners;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others, including our ability to recruit and retain commercial talent;
●	acceptance of our product candidates and their therapeutic uses, if and when approved, by patients, the medical community and third-party payers;
●	competition with other therapies and treatment options, including the impact of competition on enrollment of clinical trials;
●	establishment and maintenance of healthcare coverage and adequate reimbursement from third-party payers and national healthcare systems for any approved products;
●	enforcement and defense of intellectual property rights and claims;
●	maintenance of a continued acceptable safety profile of the product candidates following approval; and
●	achieving desirable medicinal properties for the intended indications.

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

The ongoing coronavirus 2019 (COVID-19) pandemic has caused delays to our clinical trials, and may continue to impact our clinical trial and other business plans and timelines. Another surge in cases may lead to restrictions that limit our ability to engage healthcare providers, and therefore impact our launch trajectory. In addition, the ongoing pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic has caused, and may continue to cause, delays to the development of certain of our product candidates. Delays in completing our clinical trials are expected to increase our costs, slow our development and approval process and could negatively impact our ability to commence product sales and generate revenues. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the ordesekimab Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for TZIELD and our product candidates in many countries, including the United States, the European Union, the United Kingdom and Canada and may expand to other geographies. Many of these regions in which we operate may continue to be affected by COVID-19, which may delay or otherwise adversely affect enrollment in the clinical trials of TZIELD and our product candidates, as well as adversely impact our supply chain or business operations generally.

The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. Additionally, the pandemic could negatively impact our ability to execute a successful launch of TZIELD, which could impact our revenue making potential and have other negative material adverse impacts on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

We are completely dependent on third parties to manufacture TZIELD and our product candidates with no, to limited redundancies in our supply chain. The commercialization of TZIELD and the clinical trials of TZIELD and our product candidates could be halted, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of TZIELD or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture TZIELD and our product candidates. As a result, we are obligated to rely on contract manufacturers for commercial and clinical supply of TZIELD and clinical supplies of our product candidates.

The facilities used by our contract manufacturers to manufacture TZIELD and any future product candidates that may receive marketing approval must be approved by the FDA, the competent authorities of the European Union Member States, MHRA or other regulatory authorities as part of the NDA or BLA submitted to the FDA or equivalent applications to other relevant regulatory authorities. We are completely dependent on our contract manufacturers for compliance with GMPs for manufacture of both active drug substances and finished drug products. These GMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to TZIELD and our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the competent authorities of the European Union Member States, MHRA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA, the competent authorities of the European Union Member States, MHRA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of TZIELD or our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain, and maintain regulatory approval for or market TZIELD or any future product candidates that may receive marketing approval.

Our contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. Although we are responsible for oversight of manufacturing of TZIELD and our product candidates, we do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, although we have audit and certain other oversight rights under our contracts with our contract manufacturers, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain or maintain regulatory approval for or market TZIELD or our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, to the extent applicable, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our drug substance or finished drug products or should cease doing business with us, we could experience significant interruptions in the supply of TZIELD or our product candidates or may not be able to create a supply of TZIELD or our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of TZIELD or our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply any of TZIELD or our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new active drug substances or finished drug products manufacturer, if we face these or other difficulties with our current manufacturers, we could experience significant interruptions in the supply of TZIELD or our product candidates if we decided to transfer the manufacture of TZIELD or our product candidates to one or more alternative manufacturers in an effort to deal with the manufacturing issues. Additionally, failing to obtain sufficient supply of TZIELD or our product candidates, due to manufacturing or other issues, may lead to regulatory delays and other issues which may negatively affect our business.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture TZIELD. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a contract manufacturer caused by problems at suppliers could delay shipment of TZIELD, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturers and suppliers will be able to reduce the costs of commercial scale manufacturing of TZIELD or our product candidates over time. If the commercial-scale manufacturing costs of TZIELD or our product candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

If the contract manufacturers we use fail to comply with their TZIELD contractual obligations to us, or they fail to comply with applicable FDA regulations and requirements, we may be required to enter into new statements of work or other agreements with CMOs and incur additional costs to increase our commercial supply of TZIELD and if we are not able to do so successfully, on commercially reasonable terms and in a timely manner our business may be negatively and materially impacted.

Each of our contract manufacturers for TZIELD is a single source supplier. If any of the contract manufacturers in the supply chain for TZIELD experiences a delay or is unable to deliver the products or components necessary to manufacture the subject product, our ability to produce the affected product would be materially impaired.

Although we believe we currently have adequate supply to support TZIELD clinical and commercial supply demands, and through existing contracts with our CMOs, we have the ability to enter into new statements of work to increase our existing supply as needed, we do not have pre-set ongoing commitments from AGC Biologics for commercial supply of TZIELD or with any other contract manufacturers of our product candidates. Our current agreement with AGC Biologics for the supply of TZIELD as well as agreements with other contract manufacturers operate on a statement of work basis. If we are unable to reach agreement with AGC Biologics on the production of TZIELD for commercial use, or if we are unable to maintain commercial relationships with contract manufacturers, we may not have sufficient supply of TZIELD to fulfill customer orders or sufficient supply for our clinical trials. Identifying, qualifying and transferring manufacturing to secondary sources is a time-consuming and expensive process and there is no guaranty that we would be able to reach an agreement with a secondary source on acceptable terms, which could have a material adverse effect on our sales, results or operations and financial condition.

Our experience manufacturing TZIELD and our other product candidates is limited, and if the FDA requires any changes to our manufacturing process for our products, we are dependent on our CMOs and service providers to timely and compliantly deliver on their contractual obligations. If they fail to do so, this can materially and adversely impact our commercial product supply, product development plans and timelines. Additionally, if we encounter any manufacturing issues, we may experience delays or disruptions to our commercialization of TZIELD or our ongoing product development efforts for our product candidates, including our ongoing and planned clinical trials.

We have limited experience manufacturing TZIELD and we currently rely on single-source, third-party manufacturers to supply us with drug substance and drug product. We historically relied upon an existing supply of TZIELD drug substance produced by Eli Lilly to manufacture drug product at our third-party manufacturer for use in our clinical trials of TZIELD. We have entered into agreements with our third-party manufacturers to manufacture TZIELD or for our commercial and clinical supply needs. We believe supplies of TZIELD sufficient to supply the PROTECT study and to fulfill our initial commercial launch needs in the United States, have already been manufactured by our third-party manufacturers and have the ability to enter into new statements of work with our manufacturers to increase our TZIELD supply.

The FDA has included CMC post-marketing requirements for TZIELD that relate to developing improved assays for release and/or stability testing and continuing to evaluate the root cause for quality differences that could account for ACG and Lilly PK differences. If our CMOs and vendors fail to support us in successfully executing our CMC and other post-marketing commitments or we are not able to comply with the FDA’s post-marketing commitments, including requirements for a pediatric stage 2 study, a registry for long term safety data and delivery of AGC and Eli Lilly safety data from the PROTECT study that is positive, the FDA could require us to conduct additional studies or require updates to our label, which would require additional time, expenses, and resources and negatively impact the supply of TZIELD for our clinical and commercial needs and our business.

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

We may encounter substantial delays in completing our ongoing clinical trials or starting any new clinical trials, which in turn may require additional costs, which could negatively and materially impact our business.

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

We may not be successful in our efforts to develop and obtain FDA approval for TZIELD for additional indications.

The FDA approved TZIELD as a treatment indicated to delay the onset of Stage 3 T1D in adults and pediatric patients aged 8 years and older with Stage 2 T1D. We do not anticipate obtaining FDA approval for TZIELD in additional indications without additional clinical data. Additional clinical trials will require time and expense, and these trials may fail to generate results that demonstrate to the satisfaction of the FDA that TZIELD is safe and effective in additional indications. Even if we obtain FDA approval for additional indications, we may not be able to obtain pricing and reimbursement approval for these indications. If we are unable to expand the indications for use of TZIELD, our business and prospects could be adversely affected.

We may never receive approval to commercialize TZIELD outside of the United States

We have not received regulatory approval to commercialize TZIELD in the European Union, United Kingdom or in any other countries outside the United States. However, the regulatory framework in these countries provides a pathway for an unauthorized medicinal product to be supplied in response to a bona fide unsolicited request of a healthcare professional in order to fulfil the special needs of the patient(s) under his/her care, and this is commonly known as named patient supply. Given that no authorized methods of treatment are available for Stage 2 of T1D, we have relied on the regulatory framework for named-patient supply for early patient access to TZIELD. Obtaining and maintaining regulatory approval, or pricing and reimbursement approval, of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain equivalent approvals in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions.

For example, in the European Union, we have initiated the process of seeking scientific advice from the CHMP, with respect to the regulatory pathway for teplizumab. While the guidance provided in scientific advice procedures do not seek to pre-evaluate the results of studies, the initial scientific advice letter that we received from CHMP in December 2020 suggested that an additional confirmatory study would be necessary to support an MAA, for the use of teplizumab in at-risk individuals. We plan to engage with CHMP to further elucidate the disease-modifying effect of teplizumab supported by study data in the context of clinical management of T1D, specifically in at-risk individuals. If, however, the EMA determines that our current teplizumab data package is insufficient to support an MAA for at-risk individuals and requires additional studies or data, such determination would delay or prevent approval of teplizumab in the European Union and European Economic Area (“EEA”) for this indication. We have independently engaged with the MHRA to discuss a potential regulatory path for teplizumab in the United Kingdom. We filed for and received in July 2021 an Innovation Passport for teplizumab in the United Kingdom for the at-risk indication. The Innovation Passport is the mandated entry point to the ILAP in the United Kingdom to facilitate approval of and market access to an innovative medicine. Additionally, we have engaged the MHRA in a scientific advice procedure to discuss, among other topics, ILAP. The discussions with and feedback from the MHRA in the United Kingdom, ILAP partner agencies such as the NICE and the Scottish Medicines Consortium will help us evaluate the possible regulatory and market access paths forward in the United Kingdom for teplizumab. On April 20, 2021 we received a scientific advice letter from the MHRA on matters relating to the therapeutic position, non-clinical and clinical characterization of teplizumab. In addition, we have submitted a pediatric investigation plan (“PIP”) to the MHRA. There is no guarantee the MHRA will approve the PIP in a timely manner for regulatory approval. We have started a preliminary discussion with MHRA and its ILAP partners in the development of a TDP and identification of the relevant toolkits to support approval of and market access to teplizumab in the United Kingdom. Further engagement with the MHRA and its ILAP partners is planned in 2023. There is no guarantee that a similar position would be taken by the EMA in the European Union. The advice given by the MHRA makes clear that it is not legally binding with regard to any future MAA for teplizumab, nor can it be taken as indicative of any future agreed position. The MHRA indicated in its letter that it is of the view that there is an unmet medical need for a treatment that delays or prevents progression to T1D in at-risk patients. The MHRA did not request another confirmatory study to be carried out, acknowledging that the indication being sought is rare and that we may have difficulties recruiting sufficient numbers of subjects for such a study. However, the MHRA has considered that an MAA may benefit from additional supplementary information on patient preference. Such additional information would seek to strengthen the argument that teplizumab would benefit the at-risk patients according to the proposed label claim. The MHRA also considered that reliance on one pivotal study to obtain a marketing authorization ought to meet the criteria described in the EMA/CPMP guidance entitled “Points to consider on application with (i) meta-analyses and (ii) one pivotal study” (CPMP/EWP/2330/99), which for the time being, is still relevant to applications made in the United Kingdom. We also plan additional engagements with EMA and other European stakeholders, including the relevant European national regulatory authorities, in 2023; however, these stakeholders may not agree with our views on our teplizumab data package or our view of the relevant medical need in at-risk populations and our efforts may not lead to favorable positions or decisions relating to or an approval of teplizumab by the MHRA or a positive opinion by the EMA and a subsequent marketing authorization by the European Commission. Even if teplizumab is approved in United Kingdom and/or in the European Union, the MHRA or EMA/European Commission, may limit the indication for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of an approval, amongst other requirements which we may or may not be able to comply with. Even if teplizumab were to be granted a marketing authorization, we could not guarantee that the payers and health technology agencies in the United Kingdom and the Member States of the European Union would accept the therapeutic value and/or cost-effectiveness of teplizumab for it to be adopted for clinical use in the respective national health systems.

The process for obtaining approval of an MAA or any other filing for approval in a foreign country is an extensive, lengthy, expensive and uncertain process and the regulatory authority may reject a filing or delay, limit or deny marketing approval for many reasons. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale, Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for TZIELD and could adversely affect our business and financial condition. Any such complications may reduce our target market and delay or limit the full commercial potential of TZIELD.

We have conducted and are conducting clinical trials outside the United States and anticipate conducting additional clinical trials outside the United States, and the FDA may not accept data from such trials.

We are currently conducting clinical trials for TZIELD and our product candidates in countries outside of the United States and we anticipate that we will conduct additional clinical trials in countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the United States patient population and United States medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue from these products will be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, MHRA and other regulatory authorities in the United States, European Union, United Kingdom and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA, or BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or a BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or a BLA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and grant of manufacturing authorizations by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, our business will be materially adversely affected. Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

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

Additionally, even if we obtain regulatory approval for one indication, there is no guarantee we will be able to gain regulatory approval for additional indications. For example, we intend to initially seek regulatory approval for our CVB vaccine product candidate for the prevention of acute CVB infection. The results of longitudinal studies demonstrating the connection between CVB and T1D or celiac disease will be necessary to expand the indicated use of this vaccine to T1D. These studies must be completed and submitted to the FDA, MHRA or EMA prior to receiving approval in the United States, United Kingdom or European Union to market the CVB vaccine for additional indications such as prevention of T1D. Such studies will be costly and time consuming and may not demonstrate to the FDA’s, MHRA’s or EMA’s satisfaction the connection between the CVB virus and the onset of T1D or celiac disease. Failure or delay in obtaining regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent or delay us from commercializing our product candidates, and our ability to generate revenue from these candidates will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted or intend to conduct in the future or that such future trials will be successful. The FDA, EMA, MHRA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

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

We are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply with these requirements or if we experience unanticipated problems with TZIELD, the FDA could impose labeling and other restrictions or require TZIELD be withdrawn from the market and we may be subject to penalties.

TZIELD, and any other product candidate for which we obtain marketing approval, will be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include submissions of safety and other post marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the product, including the imposition of a REMS.

With respect to TZIELD, the FDA has imposed CMC and clinical post-marketing requirements, including requirements to conduct an open-label study to assess safety and pharmacokinetics of TZIELD in pediatric patients ages 0 to 8 years of age, conduct an observational registry study to assess the long-term safety of TZIELD in patients with Stage 2 TID, and provide comparative safety data on the commercial formulation of TZIELD versus the clinical trial product form the PROTECT and PROTECT Extension studies. If we face challenges or are unable to comply with post-marketing requirements, we may not be able to maintain marketing approval, or we may decide to abandon the program.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured or product quality, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

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

With respect to sales and marketing activities by us or any future licensor, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. See “Risk Factors - Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization.”

If we market any of our product candidates or commercial products, in a manner that violates healthcare laws, we may be subject to civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize TZIELD, or any other product candidates for which we obtain marketing approval, and generate revenue. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Even though we may apply for orphan drug designation for TZIELD in additional indications or for our other product candidates, we may not be able to obtain such designation or obtain orphan drug marketing exclusivity. Even if we obtain orphan drug marketing exclusivity, it may not effectively protect the product from competition.

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

We have obtained orphan drug designation from the FDA for TZIELD for the treatment of newly diagnosed T1D, however, there is no guarantee that the FDA, the European Commission or comparable foreign regulatory authorities will grant any future application for orphan drug designation for any of our other product candidates, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation, and may also impact our ability to obtain benefits under other incentive programs, such as the rare pediatric disease priority review voucher program. For example, we applied for, but did not receive, orphan drug designation or exclusivity for TZIELD for the use in individuals with Stage 2 T1D.

Even if we obtain orphan drug exclusivity for TZIELD for the treatment of newly diagnosed T1D in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of TZIELD or if the FDA finds that a subsequent applicant for newly diagnosed T1D demonstrates clinical superiority to TZIELD. Accordingly, orphan drug exclusivity for a product may not effectively protect the product from competition.

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

We submitted a request for, but did not receive, rare pediatric disease designation for TZIELD for the use in individuals with Stage 2 T1D. Because we received FDA approval for our BLA for TZIELD, any future applications for TZIELD as a monotherapy will be ineligible for rare pediatric disease designation or a rare pediatric disease priority review voucher.

There is no guarantee that the FDA will grant any future requests for rare pediatric disease designation for any of our product candidates. Moreover, even if we obtain rare pediatric disease designation, there is no guarantee that we will qualify for a rare pediatric disease priority review voucher upon FDA approval of the NDA or BLA for a rare pediatric disease. Rare pediatric disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval or pricing and reimbursement approval.

Although we may pursue expedited regulatory approval pathways for TZIELD in additional indications or for our product candidates, they may not qualify for expedited development or, if they do qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we believe there may be an opportunity to accelerate the development of TZIELD in additional indications or certain of our product candidates through one or more of the FDA’s or EMA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, we cannot be assured that any of our products will qualify for such programs.

For example, in the United States, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for TZIELD in additional indications or our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to chemistry, manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional preclinical or clinical studies may delay approval by the FDA, even if the product qualifies for a breakthrough therapy designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product.

Current and future changes related to regulation of TZIELD or our product candidates by the FDA or similar foreign regulatory authority may increase the difficulty and cost for us to obtain marketing approval of or commercialize our products.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell TZIELD and any other product candidates for which we obtain marketing approval.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approval of TZIELD, if any, may be. In addition, increased scrutiny by the United States Congress (“Congress”) of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. For example, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the FDCA aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of drug supply chains, resulting in proposed and enacted legislative and executive actions, including Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States. It is not clear how these changes and proposals could impact our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, commercial success of TZIELD and any other product candidates for which we obtain marketing approval.

The United States government and individual states have been aggressively pursuing healthcare reform that would impact the delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare generally and drug specifically.

For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act (the “ACA”), which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; required manufacturers to provide discounts on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries in the Medicare Part D coverage gap (i.e., the so-called “donut hole”); imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. Since its enactment, there have been and likely will be judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). More recently, in June 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Changes resulting from any successful challenges or other future modifications may have a material impact on our business.

Beyond the ACA, there have been ongoing legislative and administrative reform efforts that affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act (“IRA”) of 2022 contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. Such legislative changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies. Other federal and state health care initiatives responded to the COVID-19 pandemic, increasing funding for certain services or providing enhanced flexibility in coverage for certain services. Certain initiatives were implemented only for the duration of the public health emergency, which the Biden administration has announced will expire on May 11, 2023. The expiration of the initiatives may adversely affect demand or payment for our product. For example, increased federal Medicaid funding will be phased out on 2023 and state Medicaid programs will resume eligibility redeterminations for individuals receiving Medicaid benefits which could result in a loss of eligibility for a portion of the current Medicaid population.

Some of the health care reform changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined regulations that would implement a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and CMS subsequently issued a notice of proposed rulemaking to rescind and remove the regulations. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032. As another example, there are ongoing challenges by manufacturers under the 340B Drug Discount Program to the application of 340B discounted pricing to products dispensed by pharmacies under contract with health care providers participating in the program as well as the implementation of the 340B Drug Discount Program administrative dispute resolution process for disputes between manufacturers and 340B health care providers. The resolution of these challenges may have a material adverse impact on our revenue as a participant in the 340B Drug Discount Program.

Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, TZIELD and any other product candidates for which we obtain marketing approval. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, the commercial success of TZIELD and any other product candidates for which we obtain marketing approval. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2031. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results. The pricing and reimbursement of medicinal products in the European Union and the United Kingdom is subject to strict governmental control. Pricing and reimbursement negotiations with governmental authorities are complex and may take significant amounts of time. To obtain reimbursement and/or pricing approval in the European Union Member States and/or the UK, we may be required to conduct studies or otherwise provide data demonstrating the cost effectiveness of our products compared with other available established therapies. The conduct of such studies could also result in delays in the commercialization of our products. Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessment of the product’s added value as compared to existing treatments, could decrease the price of our products or the indications for which we are able to obtain reimbursement, which would result in lower revenues to us. New legislative and policy initiatives in the European Union, aimed at increasing accessibility and affordability of medicinal products, and the increased cooperation between the European Union Member States may further impact the price and reimbursement status of our products in the future. On December 15, 2021, European Union legislatures adopted Regulation (EU) 2021/2282 of the European Parliament and of the Council on health technology assessment and amending Directive 2011/24/EU. The new Regulation will apply starting in January 2025, and will facilitate the greater coordination and cooperation within the European Union of an assessment of the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies in a health technology assessment.

If we fail to successfully commercialize TZIELD or develop and commercialize any of our product candidates, we may need to acquire additional product candidates and our business will be adversely affected.

We have a limited product pipeline and do not have any other compounds in pre-clinical testing, lead optimization or lead identification stages beyond TZIELD and our product candidates. We cannot be certain that any of our product candidates will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize TZIELD or successfully obtain regulatory approval, pricing and reimbursement approval, or commercialize any of our product candidates, whether as stand-alone therapies or in combination with other therapeutic agents, and if we are unable to acquire additional product candidates in the future, our business will be adversely affected.

We may not be able to successfully commercialize TZIELD or any other product candidates for which we obtain marketing approval and the revenue that we generate from its sales, if any, may be limited.

The commercial success of TZIELD and any other product candidates for which we obtain marketing approval depends upon each product’s acceptance by the medical community, including physicians, patients and payers. The degree of market acceptance for TZIELD depends on a number of factors, including:

●	demonstration of clinical safety and efficacy;
●	relative convenience, dosing burden and ease of administration;
●	the prevalence and severity of any adverse events and the overall safety profile;
●	the clinical indications for which our products are approved;
●	the acceptance of physicians to include T1D screening in routine patient medical care;
●	the willingness of physicians to prescribe our products, and the target patient population to try new therapies;
●	the willingness of physicians and patients to accept 14 consecutive days of IV therapy;
●	efficacy of our products compared to future competing products or therapies;
●	the introduction of any new products that may in the future become available targeting indications for which our products are approved;
●	new procedures or therapies that may reduce the incidences of any of the indications in which our products may show utility;
●	pricing and cost-effectiveness;
●	the inclusion or omission of our products in applicable therapeutic and vaccine guidelines;
●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
●	limitations or warnings contained in approved labeling from regulatory authorities, including any interactions of our products with other medicines patients are taking;
●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payers or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If TZIELD or any of our product candidates for which we obtain marketing approval do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payers on the benefits of TZIELD or any other product candidates for which we obtain marketing approval may require significant resources and may never be successful.

In addition, even with regulatory approvals and pricing and reimbursement approvals, the timing or scope of any approvals may prohibit or reduce our ability to successfully commercialize TZIELD or any other product candidates for which we obtain marketing approval. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render TZIELD or our product candidates not commercially viable. For example, regulatory authorities may approve TZIELD or our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our product with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS, to assure the safe use of the drug. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of TZIELD or our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of TZIELD or our product candidates.

We currently have hired a commercial organization to support the commercialization of TZIELD. If we are unable to establish and maintain satisfactory sales, commercial support and marketing capabilities, we may not successfully commercialize TZIELD or any other product candidates for which we obtain marketing approval.

We have hired a commercial organization to support the commercialization of TZIELD, including through the support provided by Sanofi under our Co-Promotion Agreement. In order to commercialize additional indications or products that are approved for commercial sales, we may need to expand our commercial infrastructure. If we are not successful recruiting sales personnel or in building our sales and marketing infrastructure in the United States, we will have difficulty successfully commercializing our product candidates for which we obtain marketing approval, which would adversely affect our business, operating results and financial condition.

If we are unable to establish and maintain a satisfactory and successful commercial infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales personnel. Factors that may inhibit our efforts to commercialize TZIELD, or any other product candidates for which we obtain marketing approval, without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales, market access, patient services, medical affairs and other key commercial personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;
●	the inability to secure reimbursement through third-party payers;
●	the inability to catalyze adequate screening to identify appropriate patients;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercial organization.

We have entered into collaborations with third parties, and in the future may enter into additional collaborations with third parties, for the research, development, and commercialization of TZIELD and certain other product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We may seek additional third-party collaborators for the research, development, and commercialization of TZIELD and certain other product candidates we may develop. For example, in October 2022, we and Genzyme Corporation entered into the Sanofi Co-Promotion Agreement, pursuant to which we appointed Sanofi to co-promote and conduct certain commercialization activities with respect to TZIELD in the United States on a co-exclusive basis for the treatment of the approved indication. In any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of TZIELD or any other product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly obtain, maintain, enforce, or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidates we may develop;
●	collaboration partners may engage in fraudulent or illegal activity that violate the regulations of the FDA and other regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data; and
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated.

If our collaborations, including the Sanofi Co-Promotion Agreement, do not result in the successful development and commercialization of our products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this report apply to the activities of our collaborators.

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

If our Co-Promotion Agreement with Sanofi is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to commercialize TZIELD in the time expected, or at all, could be materially harmed.

We are relying on support from Sanofi to commercialize TZIELD. Under the Sanofi Co-Promotion Agreement, Sanofi has committed to making field resources representing more than 100 FTEs available for co-promotion and commercialization activities of TZIELD. As a result, we will rely in part on Sanofi’s sales and marketing organization for TZIELD. If the Sanofi-Co Promotion Agreement were terminated or breached, and we no longer had access to Sanofi’s field resources, we would be required to expend substantially more resources than we have anticipated to support our commercialization efforts. This could require us to either seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Termination of the Sanofi Co-Promotion Agreement would create substantial new and additional risks to the successful commercialization of TZIELD and could materially harm such commercialization.

Amgen has the right to assume control over the activities of our anti-IL-15 mAb product candidate.

Pursuant to the Amgen Agreement, Amgen reserves the right, at any time until 120 days after the delivery of the final data package relating to the Phase 2b PROACTIVE study which we initiated in August 2020, to assume control over all activities with respect to our anti-IL-15 mAb, product candidate, including pricing and marketing decisions, after the payment of a $150.0 million milestone. There can be no assurance that Amgen’s strategic direction will be in line with ours should it assume control of activities, or that their decisions will have a positive impact on our results of operations. Moreover, we may not realize the full economic benefit of this agreement.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have existing competitors and will have potential new competitors in a number of jurisdictions, many of which have or will have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make TZIELD or our product candidates obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to TZIELD or our product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

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

There can be no assurance that TZIELD or our product candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved products will not make TZIELD or our product candidates superfluous or obsolete.

TZIELD and our product candidates may face competition sooner than expected.

We have obtained data exclusivity for TZIELD and intend to seek data exclusivity or market exclusivity for our product candidates. In the United States, we believe that these products will qualify for 12 years of data exclusivity under the BPCIA, which was enacted as part of the ACA. Under the BPCIA, an application for a biosimilar product or BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The law is complex and the processes the FDA establishes to implement the law could have a material adverse effect on the future commercial prospects for our biological products. There is also a risk that Congress could repeal or amend the BPCIA to shorten this exclusivity period, potentially creating the opportunity for biosimilar competition sooner than anticipated after the expiration of our patent protection. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Our product candidates that are not, or are not considered, biologics that would qualify for exclusivity under the BPCIA may be eligible for market exclusivity as drugs under the FDCA. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. The Ensuring Innovation Act, enacted on April 23, 2021, amended the FDA’s statutory authority for granting such exclusivity to reflect the agency’s existing regulations and longstanding interpretation that award exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of this exclusivity, thereby potentially facilitating generic competition. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving 505(b)(2) NDAs or ANDAs for drugs containing the original active agent.

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

Even if TZIELD or our product candidates are considered to be reference products eligible for 12 years of exclusivity under the BPCIA or five years of exclusivity under the FDCA, another company could market competing products if the FDA approves a full BLA or full NDA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the BPCIA could result in a shorter exclusivity period for TZIELD or our product candidates, which would have a material adverse effect on our business.

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

Our future profitability will depend, in part, on our ability to commercialize TZIELD and our product candidates in international markets for which we intend to rely on collaborations with third parties. If we commercialize TZIELD or our product candidates in international markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our products in international markets;
●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing international regulatory, tax, accounting and legal requirements;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

International sales of our products could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market TZIELD or any of our product candidates in a manner that violates healthcare laws, including government price reporting laws, we may be subject to civil or criminal penalties.

The marketing and sale of pharmaceutical products are subject to comprehensive governmental regulation within the United States, with similar requirements in other jurisdictions. Numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the FDA, United States Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the United States Department of Health and Human Services Office of Inspector General, the United States Department of Justice, state Attorneys General, state departments of health and state pharmacy boards. See the section entitled “Business-Government Regulation” in this Annual Report on Form 10-K.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and false or misleading claims, and the federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated and/or prosecuted several companies in relation to off-label promotion. The FDA has also requested that certain companies enter consent decrees or permanent injunctions under which specified promotional conduct is changed, curtailed or prohibited. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws, false claims laws and transparency laws, for activities related to sales of TZIELD or any other product candidates for which we obtain marketing approval. Anti-kickback laws generally prohibit persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid and, in some instances, private third party payors. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. False claims laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. The so-called “federal sunshine” law requires pharmaceutical companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public.

A number of state laws require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines; impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives.

These laws and regulations, among other things, constrain our current and future business, marketing and other promotional and research activities by limiting the kinds of financial arrangements we may have with health care providers, third party payors and patients or other others in a position to influence the purchase, prescription or use of our products. In particular, these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements, as well as interactions with healthcare professionals through consultant arrangements, product training, sponsorships, or other activities.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulatory guidance. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged improper promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program to reduce liability for Medicaid rebates; and providing kickbacks to patients in the form of indirect copay support through charitable foundations.

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

Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation, even if unsuccessful, or settlement could increase our costs, result in negative publicity or otherwise have an adverse effect on our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to sanctions, including substantial civil monetary penalties, exclusion of our products from reimbursement under government programs, integrity oversight and reporting obligations, substantial criminal fines and imprisonment, any of which could adversely affect our business, financial condition, results of operations, prospects and reputation. Additionally, as a result of an investigation, we may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

With the recent approval of TZIELD, we executed the agreement for participation in the Medicaid Drug Rebate Program, Medicare Part B average sales price reporting and a number of other federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and/or quarterly basis to the government agencies that administer the programs. The reporting requirements are complex and new to us and we may have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing.

We expect to rely on third parties to conduct clinical trials for TZIELD and our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TZIELD or our product candidates and our business would be substantially harmed.

We rely on third-party CROs and vendors to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical trials. We plan to rely heavily on these parties for execution of clinical trials for TZIELD and our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under GMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process or the pricing and reimbursement approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design the clinical trials for TZIELD and our product candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs are delegated to third-parties. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization TZIELD or our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot fully control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our products. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize TZIELD for additional indications or our product candidates. As a result, our financial results and the commercial prospects for any of our products would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product or product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval, or pricing and reimbursement approval, to commercialize our product candidates.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market TZIELD and any other product candidates for which we obtain marketing approval will depend in part on the availability of coverage and adequacy of reimbursement provided for our products and related services by third-party payers such as government agencies or health care programs and private health insurers. For example, the ending of the COVID-19 Public Health Emergency and the Families First Coronavirus Response Act could lead to a significant change or loss of coverage for many individuals and families in the United States. Countries in which any of our products are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices. In certain countries, including the United States, government-funded health care programs and private health insurers can exert significant indirect pressure on prices. We may not be able to sell our products profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payers attempt to contain health care costs in ways that are likely to impact our development of products including:

●	failing to approve or challenging the prices charged for our products;
●	limiting both coverage and the amount of reimbursement for new therapeutic products;
●	limiting both coverage and the amount of reimbursement for treatment administration;
●	limiting reimbursement strictly to inclusion criteria from clinical trials;
●	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payers;
●	limiting coverage for certain sites of care, including home-based infusions;
●	limiting access and coverage to products only when prescribed by certain physician specialties; and
●	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

There is significant uncertainty related to third-party payer coverage and reimbursement of newly approved products. Third-party payers are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. Factors considered by these payors in determining whether to cover drug products and what reimbursement to provide include product efficacy, cost effectiveness, budget impact, and safety, as well as the availability of other treatments including generic prescription drugs. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct real world evidence, pharmacoeconomic studies and quality of life studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We cannot predict what third-party payers will decide with respect to the coverage and reimbursement for TZIELD or any other product candidates for which we obtain marketing approval.

In the United States, third-party payers, including private health insurance and government health care programs, such as the Medicare and Medicaid programs, may limit coverage or otherwise seek to control the utilization and cost of drug products. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payers may impose coverage restrictions through medical policies or manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity). A third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may be expected to offer, discounts and rebates to third party payers. Thus, obtaining and maintaining reimbursement status is complex and costly.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been a number of Congressional inquiries and proposed and federal and state efforts designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, the Inflation Reduction Act of 2022 included a number of reforms related to drug pricing and the Centers for Medicare & Medicaid Services has promulgated revisions to the Medicaid Drug Rebate Program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. See “Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, commercial success of TZIELD and any other product candidates for which we obtain marketing approval.”

Risks Relating to Our Intellectual Property Rights

We depend on rights to certain pharmaceutical compounds that are licensed to us. We do not control these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

We are dependent on licenses from third parties for all but one of our pharmaceutical compounds. We do not own the patents that underlie these licenses. Our rights to use the pharmaceutical compounds we license are subject to the continuation of and compliance with the terms of those licenses. Thus, the patents and patent applications applicable to our products were not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting. Moreover, under certain of our licenses, patent prosecution activities remain under the control of the licensor. We cannot be certain that drafting of the licensed patents and patent applications, or patent prosecution, by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Our rights to develop and commercialize the products we license are subject to the validity of the owner’s intellectual property rights. Enforcement of our licensed patents or defense or any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors. Legal action could be initiated against the owners of the intellectual property that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license intellectual property that we may need to operate our business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects our ability to develop and commercialize our products.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our products, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. Additionally, the composition of matter patents for teplizumab have expired, and although we have filed method of use patents for teplizumab, these may not provide adequate protection from competitors.

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

If we fail to obtain or maintain patent protection or trade secret protection for our products or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

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

Our products may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of TZIELD, any of our product candidates or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our products, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

Third parties may hold proprietary rights that could prevent TZIELD or any of our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to TZIELD or any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market TZIELD, any of our product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign TZIELD, any of our product candidates or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing TZIELD, any of our product candidates or a future product candidate, which could harm our business, financial condition and operating results.

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

The market price of our common stock has been volatile and can be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, the reporting of results of our clinical trials or partner-sponsored clinical trials involving our programs. Other factors may include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K:

●	our commercialization, marketing and manufacturing prospects;
●	our intentions and our ability to establish collaborations and/or partnerships;
●	the timing or likelihood of regulatory filings and approvals;
●	our development, commercialization, marketing and manufacturing capabilities;
●	our expectations regarding the potential market size and the size of the patient populations for TZIELD and our product candidates;
●	the implementation of our business model and strategic plans for our business and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering TZIELD and our product candidates, along with any product modifications and improvements;
●	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
●	our financial performance; and
●	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

On August 8, 2022, a shareholder derivative complaint (the “Complaint”) was filed in the Court of Chancery of the State of Delaware naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, former directors Jeffrey Bluestone and Sean Doherty, and directors Avery Catlin, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”) (the “Delaware Derivative Action”). The Company is named as a nominal defendant.

The Complaint alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the TZIELD BLA and TZIELD’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief.

On October 28, 2022, the Company and the Individual Defendants filed a motion to dismiss the Complaint. On January 20, 2023, in response to the motion to dismiss, the shareholder plaintiff filed an amended complaint (the “Amended Complaint”) alleging substantially similar claims and seeking the same relief. The Company’s and the Individual Defendants’ response to the Amended Complaint was filed on March 17, 2023.

This lawsuit could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34% of our voting stock as of December 31, 2022. Therefore, these stockholders may have the ability to influence us through this ownership position. For example, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, as of December 31, 2022, approximately 32.5 million shares of common stock were subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As our development and commercialization plans and strategies continue to develop, we intend to expand the size of our employee and consultant/contractor base. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to develop and commercialize TZIELD and our current and future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of our co-founders would adversely impact our business prospects.

Our management team has expertise in many different aspects of drug development and commercialization. However, our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We will need to hire additional personnel as we further develop and commercialize TZIELD and our product candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. We have entered into employment agreements with certain of our executive officers. However, these employment arrangements will provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Moreover, there can be no assurance that anyone we expect to employ in a key management position will be available to join our team when we expect them to, if at all. The loss of the services of any of our executive officers or other key employees, or our inability to hire targeted executives, could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of our co-founders would have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize TZIELD and our product candidates would be limited.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of TZIELD or our product candidates.

We face a potential risk of product liability as a result of the clinical testing of TZIELD and our product candidates and will face an even greater risk as we scale up commercialization of TZIELD and any product candidates for which we obtain marketing approval. For example, we may be sued if any product we develop, including TZIELD or any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of TZIELD or any other product candidates for which we obtain marketing approval. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for TZIELD, any of our product candidates or any future products that we may develop;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	the inability to commercialize some or all of our products; and
●	a decline in the value of our stock.

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

There are numerous United States federal and state laws and regulations related to the privacy and security of personal information. For example, HIPAA, as amended, and its implementing regulations establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the United States health care providers, including United States clinical trial sites, with which we interact are subject to HIPAA, and we have assumed contractual obligations related to protecting the privacy of personal information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts and we could face civil and criminal penalties. In addition, our operations have been affected by the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information.

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

ITEM 3. Legal Proceedings

On August 8, 2022, a shareholder derivative complaint (the “Complaint”) was filed in the Court of Chancery of the State of Delaware naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, former directors Jeffrey Bluestone and Sean Doherty, and directors Avery Catlin, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”) (the “Delaware Derivative Action”). The Company is named as a nominal defendant. The Complaint alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the TZIELD BLA and TZIELD’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief.

On October 28, 2022, the Company and the Individual Defendants filed a motion to dismiss the Complaint. On January 20, 2023, in response to the motion to dismiss, the shareholder plaintiff filed an amended complaint (the “Amended Complaint”) alleging substantially similar claims and seeking the same relief. The Company’s and the Individual Defendants’ response to the Amended Complaint was filed on March 17, 2023.

The Company is unable at this time to determine whether the outcomes of this litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

The following graph and chart compare the cumulative annual stockholder return on our common stock over the period commencing July 24, 2018 and ending on December 31, 2022, to that of the total return for the Nasdaq Biotechnology Index and the Russell 2000 Index assuming an investment of $100 on July 24, 2018. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock.

	7/24/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022

Provention Bio, Inc.	$100.00	$36.80	$309.77	$352.18	$116.84	$219.75
Nasdaq Biotechnology	100.00	82.21	102.86	130.04	130.06	116.90
Russell 2000 Index	100.00	80.79	101.42	121.66	139.69	111.14

Holders of Record

As of March 20, 2023, there were approximately 14 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Equity Compensation Plans

The information required by this item is set forth in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2022.

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

OVERVIEW

We are a commercial-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since our inception, we have devoted substantially all our efforts to business planning, research and development, commercialization activities, recruiting management and technical staff, acquiring operating assets, partnering and raising capital. We do not have any positive cash flows from operations, and we will need to raise additional capital to finance our operations.

On November 17, 2022, the FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. The full commercial launch of TZIELD began in mid-January 2023.

As of December 31, 2022, we had an accumulated deficit of $405.6 million. Since our inception in October 2016, we have financed our operations primarily through equity and debt financings. Through equity offerings, we have raised aggregate net proceeds of approximately $468.8 million as of December 31, 2022, net of underwriting discounts, commissions and other offering expenses. This includes completed underwritten public offerings in June 2020, which raised net proceeds of $103.3 million and in January 2021, which when combined with the partial exercise by the underwriters to purchase additional shares in February 2021, raised net proceeds of $102.3 million, as well as a private placement of common stock and warrants in July 2022 which raised net proceeds of $57.2 million. As of December 31, 2022, we have also raised $57.3 million in net proceeds from the sale of shares of common stock under our ATM stock sale programs. In addition, we have received $23.7 million in net proceeds from the Hercules LSA, which provides for up to $125.0 million of term loans in the aggregate.

We expect that over the next several years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our regulatory submissions, clinical trials and other development activities, as well as costs to support the commercialization of TZIELD. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain development activities and certain commercial efforts.

Merger Agreement with Sanofi

On March 12, 2023, we entered into the Merger Agreement with Sanofi and its indirect wholly owned acquisition subsidiary. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sanofi’s acquisition subsidiary will commence a tender offer to purchase all of the issued and outstanding shares of our common stock at a price of $25.00 per share, to the seller in cash, without interest, but subject to any applicable withholding of taxes. If certain conditions are satisfied and the tender offer closes, Sanofi would acquire any remaining shares of our common stock by a merger of Sanofi’s acquisition subsidiary with and into the Company.

The Merger Agreement contemplates that the merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the merger without a shareholder vote promptly following consummation of the tender offer. The obligation of Sanofi and its acquisition subsidiary to consummate the tender offer is subject to the condition that there be validly tendered, and not properly withdrawn, prior to the expiration of the tender offer, that number of shares of our common stock that, together with the number of shares of our common stock, if any, then owned beneficially by Sanofi and its acquisition subsidiary (together with their wholly-owned subsidiaries), represents at least a majority of the shares of our common stock outstanding as of the consummation of the tender offer. The obligation of Sanofi’s acquisition subsidiary to consummate the tender offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Consummation of the tender offer is not subject to a financing condition.

Following the consummation of the tender offer and subject to the terms and conditions of the Merger Agreement, Sanofi’s acquisition subsidiary will merge with and into the Company pursuant to the provisions of Section 251(h) of the Delaware General Corporation Law as provided in the Merger Agreement, with the Company being the surviving corporation. At the effective time of the merger, each share of our common stock (other than shares of common stock (i) held in our treasury or owned by us or any of our direct or indirect wholly owned subsidiaries, (ii) owned by Sanofi, us or any of Sanofi’s or our respective direct or indirect wholly owned subsidiaries (other than Sanofi’s acquisition subsidiary), (iii) irrevocably accepted for purchase in the tender offer, and (iv) held by stockholders who have properly demanded appraisal of their shares of common stock in accordance with the Delaware General Corporation Law) will be cancelled and converted into the right to receive an amount in cash equal to the same $25.00 per share price payable in the tender offer, less applicable withholding of taxes.

The Merger Agreement includes customary representations, warranties and covenants. We have agreed to use commercially reasonable efforts to carry on our business in the ordinary course until the effective time of the merger. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals for a strategic transaction involving the Company. Sanofi and its acquisition subsidiary have agreed to use reasonable best efforts to take actions that may be required in order to obtain antitrust approval of the proposed transaction, subject to certain limitations. The Merger Agreement also includes customary termination provisions for each of us and Sanofi, subject, in certain circumstances, to the payment by us of a termination fee of $100.0 million and the payment by Sanofi of a reverse termination fee of $158.0 million.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues, Net

Product revenues, net, consists of net sales of TZIELD. In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. The full commercial launch of TZIELD began in mid-January 2023. Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution fees, (b) government rebates, such as Medicaid and Tricare, (c) estimated chargebacks, including the Public Health Service 340B drug pricing program chargebacks, and (d) costs of co-pay assistance programs for patients. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. If actual results in the future vary from estimates, we may adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Collaboration Revenues

Collaboration revenues consists of revenue recognized under our License Agreement with Huadong and Co-Promotion Agreement with Sanofi. We recognize revenue for the Sanofi Co-Promotion Agreement using a time elapsed output method and are recognizing the upfront, non-refundable ROFN payment on a straight-line basis over the Initial ROFN period from October 4, 2022 through June 30, 2023. We recognize revenue under the Huadong License Agreement, which relates to payments received or to be received from Huadong for the granting of licenses and the performance of research, development and manufacturing activities, using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which began in mid-2021 and are currently expected to occur through the second half of 2024. We expect that revenue will fluctuate from period to period as a result of the timing of expenses incurred in conjunction with the related research and development activities.

Cost of Product Revenues (Excluding Amortization of Intangible Assets)

Cost of product revenues (excluding amortization of intangible assets) consists primarily of direct and indirect costs related to the manufacturing of TZEILD sold, including third-party manufacturing costs, packaging services, freight, inventory reserves, allocation of overhead costs, as well as royalty expenses. We began capitalizing inventory costs for TZEILD following FDA approval in November 2022. Prior to regulatory approval, we recorded all costs related to manufacturing and material costs of TZIELD as research and development expenses when incurred, and therefore are not included in cost of product revenues.

Research and Development Expenses

Research and development expenses consist primarily of clinical studies, the cost of manufacturing our drug candidates for clinical study, regulatory costs, other internal operating expenses, and the cost of conducting preclinical activities. Expenses also include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. In addition, our research and development expenses include payments to third parties, as well as the fair value of equity issuances to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to clinical trials are primarily related to activities at CROs and other consultants that design, obtain regulatory and ethics committee approval, and conduct clinical trials on our behalf. Our expenses related to the production of drug substance or drug product for our clinical trials and development programs are primarily related to activities performed by licensors, strategic partners or CMOs and other consultants on our behalf. Our development efforts from inception have been principally related to the acquisition and development of our clinical programs, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our personnel serving in our executive, business development, commercial, legal, finance and accounting and other administrative functions. Selling, general and administrative expenses also include professional fees for marketing and other commercial activities, legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our selling, general and administrative expenses will increase significantly in the future as we continue the commercial launch of TZIELD, including due to expenses to be incurred under the Sanofi Co-Promotion Agreement.

Amortization of Intangible Assets

Upon FDA approval of TZIELD in November 2022, our definite-lived intangible assets began to be amortized over their estimated useful lives. Our definite-lived intangibles assets consist solely of milestone payments, primarily relating to our agreement with MacroGenics, for in-licensed product rights which have an alternative future use. We are amortizing the TZIELD milestone intangible assets over TZIELD’s initial regulatory exclusivity period of 12 years. Certain events or circumstances may occur that require us to review the assets for impairment.

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

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2022 and 2021

	Years Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Product revenues, net	$1,183	$—	$1,183
Collaboration revenues	11,712	1,395	10,317
Total revenues	12,895	1,395	11,500

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	512	—	512
Research and development	75,804	69,627	6,177
Selling, general and administrative	64,113	47,346	16,767
Amortization of intangible assets	627	—	627
Total operating expenses	141,056	116,973	24,083
Loss from operations	(128,161)	(115,578)	12,583
Interest income, net	2,241	146	2,095
Interest expense	(1,037)	—	(1,037)
Loss before income tax benefit	(126,957)	(115,432)	11,525
Income tax benefit	13,392	1,000	12,392
Net loss	$(113,565)	$(114,432)	$(867)

Net loss per common share, basic and diluted	$(1.52)	$(1.81)
Weighted average common shares outstanding, basic and diluted	74,723	63,101

Product Revenues, Net

Product revenues, net, were $1.2 million for the year ended December 31, 2022. Following receipt of FDA approval for TZIELD in November 2022, we began shipping TZIELD to our distributors in the United States in December 2022. We did not recognize any product revenues during the year ended December 31, 2021.

Collaboration Revenues

Collaboration revenues were $11.7 million for the year ended December 31, 2022, an increase of $10.3 million, compared to $1.4 million for the year ended December 31, 2021. The increase in collaboration revenues is driven by $6.6 million recognized under the Sanofi Co-Promotion Agreement, which was executed in October 2022, as well as an increase of $3.7 million of revenue recognized under the Huadong License Agreement due to an increase in the related clinical research and manufacturing activities performed as a result of the initiation of the PREVAIL-2 Phase 2a study in January 2022.

Cost of Product Revenues (Excluding Amortization of Intangible Assets)

Cost of product revenues (excluding amortization of intangible assets) was $0.5 million for the year ended December 31, 2022. Cost of product revenues related primarily to the manufacturing costs of units of TZIELD sold during the year ended December 31, 2022, as well as royalty expenses, overhead costs, initial product validation charges and the establishment of inventory reserves recorded for excess inventory. We did not record any cost of product revenues for the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses were $75.8 million for the year ended December 31, 2022, an increase of $6.2 million, compared to $69.6 million for the year ended December 31, 2021. This increase related primarily to manufacturing costs for additional clinical drug supply of PRV-3279, costs for the PREVAIL-2 Phase 2a study (PRV-3279), which was initiated in January 2022, as well as increased costs for the PROACTIVE Phase 2b study (ordesekimab). These increases in research and development expenses were partially offset by lower costs for our TZIELD program, including the PROTECT study, as we completed target enrollment in August 2021, and lower costs for regulatory activities, compared to the prior year period, which included costs related to the initial TZIELD BLA submission. Also contributing to the decrease were costs related to the PROVENT Phase 1 study (PRV-101), for which we announced interim results from in October 2021, including $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. We also incurred $1.1 million in expenses related to the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement during the first quarter of 2021.

Research and development expenses for the years ended December 31, 2022 and 2021 also included personnel costs of $26.1 million and $16.3 million, respectively, including stock-based compensation of $7.8 million and $4.4 million in each respective year. The increase in personnel costs relates to an increase in headcount as well as an increase in stock-based compensation due to the vesting of certain performance-based metrics related primarily to the receipt of FDA approval for, and commercial launch of, TZIELD.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $64.1 million for the year ended December 31, 2022, an increase of $16.8 million, compared to $47.3 million for the year ended December 31, 2021. Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were comprised of the following:

	Years Ended December 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Selling and other commercial expenses	$35,799	$23,250	$12,549
General and administrative expenses	28,314	24,096	4,218
Total selling, general and administrative expenses	$64,113	$47,346	$16,767

Selling and other commercial expenses were $35.8 million for the year ended December 31, 2022 and primarily consisted of $15.8 million in external costs for our pre-commercial and commercial activities for TZIELD, such as marketing, market access and commercial launch related costs, $18.4 million in personnel costs, including stock-based compensation of $4.8 million and $1.4 million of other commercial expenses. Selling and other commercial expenses were $23.3 million for the year ended December 31, 2021 and primarily consisted of $12.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $11.1 million in personnel costs, including stock-based compensation of $2.0 million. The increase in selling and other commercial expenses related primarily to an increase in headcount for the buildout of our commercial infrastructure and other activities to support the commercial launch of TZIELD.

General and administrative expenses were $28.3 million for the year ended December 31, 2022 and primarily consisted of $14.3 million in personnel costs, including stock-based compensation of $6.4 million, $7.9 million in professional fees and legal expenses, $2.7 million in insurance and other public company costs, as well as $3.1 million in other internal expenses. Other general and administrative expenses were $24.1 million for the year ended December 31, 2021 and primarily consisted of $10.7 million in personnel costs, including stock-based compensation of $5.5 million, $8.4 million in professional fees and legal expenses, and approximately $2.6 million in insurance and other public company costs.

The increase selling, general and administrative stock-based compensation expense in 2022 relates to the increase in headcount as well as the vesting of certain performance-based metrics related primarily to the receipt of FDA approval for, and commercial launch of, TZIELD.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million for the year ended December 31, 2022. Amortization of intangible assets is comprised of amortization of milestone payments, primarily related to our agreement with MacroGenics, for in-licensed product rights which have an alternative future use. We did not record any amortization expense for the year ended December 31, 2021.

Interest Income, net

Interest income, net, was $2.2 million for the year ended December 31, 2022, compared to $0.1 million during the year ended December 31, 2021. The increase in interest income, net, primarily related higher yields from our investment portfolio during the year ended December 31, 2022.

Interest Expense

Interest expense was $1.0 million for the year ended December 31, 2022, and consisted of contractual interest, accretion of debt discount and amortization of debt issuance costs for our debt. We did not have any outstanding debt during the year ended December 31, 2021.

Income Tax Benefit

We recorded an income tax benefit of $13.4 million for the year ended December 31, 2022, compared to $1.0 million for the year ended December 31, 2021. Both benefits recognized related to proceeds from the sale of certain of our prior years New Jersey net operating losses. The increase in income tax benefit related to an overall increase in the amount of net operating losses (“NOLs”) sold year over year.

Comparison of years ended December 31, 2021 and 2020

	Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands, except per share data)
Statement of Comprehensive Loss Data:
Collaboration revenues	$1,395	$—	$1,395
Operating expenses:
Research and development	69,627	66,360	3,267
General and administrative	47,346	33,327	14,019
Total operating expenses	116,973	99,687	17,286
Loss from operations	(115,578)	(99,687)	15,891
Interest income, net	146	583	(437)
Loss before income tax benefit	(115,432)	(99,104)	16,328
Income tax benefit	1,000	523	477
Net loss	$(114,432)	$(98,581)	$15,851

Net loss per common share, basic and diluted	$(1.81)	$(1.88)
Weighted average common shares outstanding, basic and diluted	63,101	52,457

Collaboration Revenues

Collaboration revenue was $1.4 million for the year ended December 31, 2021, recognized from the Huadong License Agreement. We did not recognize any collaboration revenue during the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses were $69.6 million for the year ended December 31, 2021, an increase of $3.2 million, compared to $66.4 million for the year ended December 31, 2020. The increase related primarily to increased costs for our TZIELD program, including the PROTECT study and the PROTECT Extension study, as well as the build out of our medical affairs infrastructure, medical education programs and grants to support the screening of potential T1D patients. Also contributing to the increase were costs for the PROACTIVE study (ordesekimab), which was initiated in August 2020, and the PREVAIL Phase 2a study (PRV-3279), for start-up costs incurred in the second half of 2021. We also incurred $1.1 million in expense, which was paid to MacroGenics in May 2021, in connection with the Company’s grant of certain rights of PRV-3279 to Huadong under the Huadong License Agreement and $0.5 million in expense related to a milestone payment to Vactech for the first subject dosed in the PROVENT study during the first quarter of 2021. These increases were offset by a decrease in TZIELD manufacturing costs, including costs for GMP and process performance qualification (“PPQ”) batches of drug supply and drug product, which were produced in 2020, drug supply manufacturing costs for PRV-101 and regulatory activities for the initial teplizumab BLA submission incurred in the prior year period.

Research and development expenses for the years ended December 31, 2021 and 2020 also included personnel costs of $16.3 million and $11.7 million, respectively, including stock-based compensation of $4.4 million and $5.6 million in each respective year. The increase in personnel costs relates to an increase in headcount and was partially offset by a decrease in stock-based compensation due to the vesting of certain performance-based metrics related primarily to the completion of CMC activities and submission of the BLA for TZIELD that occurred in the prior year period.

General and Administrative Expenses

General and administrative expenses were $47.3 million for the year ended December 31, 2021, an increase of $14.0 million, compared to $33.3 million for the year ended December 31, 2020. General and administrative expenses for the years ended December 31, 2021 and 2020 were comprised of the following:

	Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Pre-commercial expenses	$23,250	$16,298	$6,952
Other general and administrative expenses	24,096	17,029	7,067
Total general and administrative expenses	$47,346	$33,327	$14,019

Pre-commercial expenses were $23.3 million for the year ended December 31, 2021 and primarily consisted of $12.2 million in external costs for our pre-commercial activities, such as marketing and market access costs, and $11.1 million in personnel costs, including stock-based compensation of $2.0 million. Pre-commercial expenses were $16.3 million for the year ended December 31, 2020 and primarily consisted of $11.7 million in external costs of pre-commercial activities for TZIELD and $4.6 million in personnel costs, including stock-based compensation of $1.7 million. The increase in pre-commercial expenses related primarily to an increase in headcount, as we continued to buildout out our infrastructure to support the commercial launch of TZIELD.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. We commenced commercial shipments of TZIELD in December 2022. We expect to continue to incur operating losses as we conduct our commercial launch of TZIELD and fund related development and regulatory activities for TZIELD and our product candidates.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $165.0 million. We currently have invested our cash, cash equivalents and marketable securities primarily in money market funds, U.S. Treasury securities, U.S Government agency securities and investment-grade corporate debt securities. Since our inception in October 2016, we have financed our operations primarily through equity and debt financings. Through equity offerings, we have raised aggregate net proceeds of approximately $468.8 million as of December 31, 2022, net of underwriting discounts, commissions and other offering expenses.

On February 10, 2023, Sanofi, in accordance with the Sanofi Securities Purchase Agreement (defined below), purchased 2,712,497 shares of our common stock at a purchase price of approximately $12.90 per share, which was equal to 140% of the daily volume-weighted average price per share of our common stock for the five consecutive trading days prior to the closing date, for a total investment of $35.0 million.

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

We established the 2021 ATM Program through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. During the year ended December 31, 2022, the Company sold 10,306,780 shares of its common stock for aggregate net proceeds of $47.4 million, net of $1.7 million in sales commissions and other offering expenses, under the 2021 ATM Program all of which occurred during the quarters ended June 30, 2022 and September 30, 2022. We have approximately $100.9 million of available capacity under the 2021 ATM Program.

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

In August 2019, we established an at-the-market program (“2019 ATM Program”) through which we may sell, from time to time at our sole discretion, up to $50.0 million of shares of our common stock. In February 2021, we established the “2021 ATM Program”. In connection with the establishment of the 2021 ATM Program, we terminated the 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, we sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

In addition, in August 2022, we entered into the Hercules LSA with Hercules Capital, Inc. The Hercules LSA provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million was drawn on August 31, 2022, the Closing Date, for net proceeds of $23.7 million. On February 2, 2023, an additional $40.0 million was drawn from the second tranche following FDA approval of TZIELD, for net proceeds of approximately $38.9 million. The third and fourth tranches will be available to us in an aggregate amount of up to $35.0 million, subject to satisfaction of certain conditions, including achievement of certain milestones. The availability of the fifth tranche of up to $25.0 million is subject to the approval of Hercules Capital, Inc.

If the Merger Agreement is terminated under certain circumstances, including termination by us in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or termination due to a change in recommendation by our Board, we will be required to pay Sanofi a termination fee of $100.0 million by wire transfer of immediately available funds. The Merger Agreement also provides that Sanofi must pay us a $158.0 million termination fee if the merger is not consummated due to the failure of certain conditions to be satisfied as a result of failure to obtain antitrust clearance.

We will need to raise additional capital to fund our operations, execute our strategy and continue as a going concern. We currently plan to raise additional capital, subject to any applicable restrictions in the Merger Agreement, through public or private equity or debt financings, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop our product candidates, to pursue the license or purchase of other technologies, to commercialize TZIELD or our product candidates, or to purchase other products. We may seek to sell common or preferred equity or convertible debt securities, enter into other credit facilities or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond its currently anticipated needs. Additional capital may not be available on reasonable terms, or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our development programs, halt commercial sales activities for TZIELD, dispose of assets or technology or cease operations.

Our cash requirements for 2023 and into 2024 will be impacted by a number of factors, the most significant of which are the success of our commercial launch of TZIELD and expenses related to the continued commercialization of TZIELD, including costs to continue the build out the Company’s commercial infrastructure and commercial sales activities (including the Sanofi Co-Promotion Agreement), the milestone payments due to MacroGenics, the PROTECT clinical trial and manufacturing activities for TZIELD. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of ordesekimab in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus, which was initiated in January 2022.

Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2022 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the financial statements included in this report.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(75,408)	$(95,385)	$(76,336)
Investing activities	(88,127)	(31,096)	25,174
Financing activities	129,384	102,377	114,291
Net change in cash and cash equivalents	$(34,151)	$(24,104)	$63,129

Cash Flows from Operating Activities

Net cash used in operating activities was $75.4 million for the year ended December 31, 2022, and primarily related to cash used to fund manufacturing, pre-commercial and commercial activities for TZIELD, clinical development activities for ordesekimab, clinical development and manufacturing expenses for PRV-3279, as well as increased personnel costs to support our clinical programs and our corporate and commercial infrastructures. Cash expenses were offset by $11.6 million received from the sale of certain of our New Jersey net operating losses, as well as the $20.0 million upfront ROFN payment received in connection with the Sanofi Co-Promotion Agreement and $3.0 million received from Huadong in connection with the Huadong License Agreement. Under these two agreements, there was $18.4 million currently recorded as deferred revenue as of December 31, 2022. Our working capital was $84.3 million as of December 31, 2022.

Net cash used in operating activities was $95.4 million for the year ended December 31, 2021, and primarily related to cash used to fund clinical development, manufacturing, regulatory activities and pre-commercial activities for TZIELD, clinical development activities for ordesekimab, PRV-3279 and PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure. Cash expenses were offset by $8.5 million received from Huadong in connection with the Huadong License Agreement, of which $7.1 million was recorded as deferred revenue as of December 31, 2021.

Net cash used in operating activities was $76.3 million for the year ended December 31, 2020 and primarily related to cash used to fund clinical development, manufacturing, and pre-commercial activities for TZIELD, clinical development activities for ordesekimab, development activities for PRV-101, and increased personnel costs to support our clinical programs and the build out of our corporate and commercial infrastructure.

Cash Flows from Investing Activities

Net cash used in investing activities was $88.1 million for the year ended December 31, 2022, and primarily related to the purchase of marketable securities totaling $103.1 million, $15.0 million paid to MacroGenics for the first product milestone tranche payable upon FDA approval of TZIELD and capital expenditures associated with data information systems of $0.1 million, partially offset by proceeds received from the maturity of marketable securities totaling $30.8 million.

Net cash used in investing activities was $31.1 million for the year ended December 31, 2021, and primarily related to the purchase of marketable securities totaling $55.3 million and capital expenditures associated with data information systems of $1.0 million, partially offset by proceeds received from the maturity of marketable securities totaling $25.2 million.

Net cash provided by investing activities was $25.2 million for the year ended December 31, 2020 and primarily related to the proceeds received from the maturity of marketable securities totaling $55.0 million, partially offset by purchases of marketable securities totaling $28.7 million and net capital expenditures associated with the build out of our new corporate headquarters and information systems infrastructure of $1.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $129.4 million for the year ended December 31, 2022, and primarily related to aggregate net proceeds received from the July 2022 Private Placement of $57.2 million, $47.4 million from the sale of common stock under our 2021 ATM program, $23.7 million from the issuance of debt under the Hercules LSA as well as $1.0 million in proceeds received from stock option exercises during the period.

Net cash provided by financing activities was $102.4 million for the year ended December 31, 2021, and primarily related to aggregate net proceeds of $102.3 million received from our underwritten public offering in January 2021, including the subsequent partial exercise of the underwriters’ option to purchase additional shares in February 2021, as well as approximately $0.1 million in proceeds from stock option exercises during the period.

Net cash provided by financing activities was $114.3 million for the year ended December 31, 2020 and primarily related to net proceeds received from our underwritten public offering in June 2020 of $103.3 million, net proceeds received from the sale of our common stock under our ATM program of $9.9 million and $1.1 million received from stock option exercises during the period.

Commitments and Contractual Obligations

We have entered into a number of license, collaboration, acquisition and other agreements with third parties. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 6 - Commitments and Contingencies, and Note 12 - Debt, to our consolidated financial statements included in this report, which is incorporated herein by reference.

In July 2020, we entered into an agreement to lease approximately 7,000 square feet of office space in Red Bank, NJ, for which the initial lease term expires approximately 64 months from the lease commencement date, which occurred in October 2020, with base annual lease payments of approximately $0.2 million.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. Expenditures to CROs, CMOs and other clinical development related vendors represent significant costs in clinical development. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash. As of December 31, 2022, we had $0.3 million of contracted purchase obligations which represents our commitments under binding forecasts, and purchase orders (inclusive of cancellation fees), including those provided under our agreements with our CMOs. The actual amounts incurred will be determined based on the amount of goods purchased and the pricing then in effect under the applicable arrangement. These committed purchase obligations are expected to be incurred within one year from the issuance of these financial statements.

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

TRENDS AFFECTING OUR BUSINESS

COVID-19

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment. We have experienced some level of disruption to each of our current trials. We completed target enrollment in the PROTECT study in August 2021 and expect to report top-line results in the second half of 2023, subject to change for any potential interruptions related to COVID-19, regulatory decisions or issues or other interruptions. We initiated the ordesekimab Phase 2b trial in gluten free diet NRCD in August 2020 and the pandemic has caused difficulties and delays in recruitment. As a result of these delays, we now expect to report top-line results from the PROACTIVE study by the end of 2023. The ongoing effects of the COVID-19 pandemic have affected the PREVAIL-2 study enrollment, primarily due to resource constraints at the clinical site level and subdued patient interest in participating in clinical trials of immune modulatory agents. We now expect top-line results of the PREVAIL-2 study in the second half of 2024.

Inflation and Interest Rates

Inflation and interest rates have both increased during the periods covered by this report, and these increases are expected to continue to impact the economy for the near future. Inflation and higher interest rates have had a negative impact on the broader equity markets, leading to declines in equity valuations, especially in the biopharmaceutical sector, and may continue to result in higher borrowing costs, reduced liquidity and ability to raise capital, and could potentially increase the interest payments on our variable rate debt. Other factors that may be impacted by inflation include manufacturing, research and development, selling, general and administrative, and personnel related expenses. We have not been affected materially by inflation during the periods covered by this report, however, inflationary increases in the future may adversely impact our business and corresponding financial position.

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

Revenue Recognition

Product Revenues, Net

Product revenues, net consists of net sales of TZIELD. In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. The only performance obligation in our contracts with customers is to timely deliver TZIELD to the customer’s designated location. We have not incurred or capitalized any incremental costs associated with obtaining contracts with customers.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution fees, (b) government rebates, such as Medicaid and Tricare, (c) estimated chargebacks, including the Public Health Service 340B drug pricing program chargebacks, and (d) costs of co-pay assistance programs for patients. These reserves are based on the amounts earned or to be claimed on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The critical estimates that affect the net sales price recorded for sales of TZIELD are as follows:

Rebates: We contract with government agencies (our “Third-party Payers”) so that TZIELD will be eligible for purchase by, or partial reimbursement from, such Third-party Payers. We estimate the rebates we will provide to Third-Party Payers and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. We estimate the rebates that we will provide to Third-Party Payers based upon (i) our contracts with these Third-Party Payers, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) historical experience.

Collaboration Revenues

From time to time, we enter into licensing agreements that are within the scope of ASC 606 and ASC 808, Collaborative Arrangements (“ASC 808”), under which we may license rights to research, develop and commercialize our product candidates to third parties. The terms of these collaborative research and development agreements typically include non-refundable, upfront license fees; reimbursement for research and development activities; development, regulatory and commercial milestone payments; and royalties on net sales of commercialized products. We may also enter into development and manufacturing service agreements with our collaborators.

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

We used the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2022	2021	2020

Exercise price	$4.83	$7.37	$12.87
Expected volatility	80%	81%	74%
Expected dividends	—	—	—
Expected term (in years)	6.1	6.1	6.2
Risk-free interest rate	2.16%	1.13%	0.59%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: we base the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividends: the estimate for annual dividends is 0%, because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend.
●	Expected stock price volatility: the expected volatility used is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption. We also utilize our limited available historical volatility, to a lesser weight, in our expected volatility calculation.
●	Expected term of options: the expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to our limited operating history. For non-employee stock option grants, we have the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

Stock-based compensation expense is included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of comprehensive loss. There have been no material changes in estimates, or our estimation methods, for the periods presented within this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3 - Significant Accounting Policies, in the accompanying notes to consolidated financial statements, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $165.0 million as of December 31, 2022, consisting of cash and investments in money market funds, U.S. Treasury securities, U.S. Government agency securities and certain short-term investment-grade corporate debt securities. Our investments in money market funds and investment-grade corporate debt securities are not insured by the federal government. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term securities. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates. For our variable rate debt, interest rate changes in the underlying index rates will impact future interest expense and cash flows. Based on the outstanding principal balance of the Hercules LSA term loan as of December 31, 2022, a hypothetical 100 basis point increase or decrease in interest rates would have affected our future annual interest payments by approximately $0.2 million.

Foreign Currency Exchange Rate Risk

The majority of our business is conducted in U.S. dollars. However, we do contract with certain CROs to perform clinical trial activities abroad which are denominated in other currencies, including Euros. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2022, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates. As of December 31, 2022, substantially all of our total liabilities were denominated in the U.S. dollar.

ITEM 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we implemented processes and internal controls to record product revenues, cost of product revenues, accounts receivable, definite-lived intangible assets and capitalization of inventory as a result of the FDA approval and the commercial launch of TZIELD. The implementation of these processes resulted in material changes to our internal controls over financial reporting.

Other than the changes in internal control over financial reporting described above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth certain information regarding our executive officers. Ages are presented as of March 1, 2023.

Name of Individual	Age	Position and Office
Ashleigh Palmer	60	Co-Founder, President, Chief Executive Officer, Director
Thierry Chauche	47	Chief Financial Officer
Francisco Leon	51	Co-Founder, Chief Scientific Officer
Eleanor Ramos	66	Chief Medical Officer
Jason Hoitt	45	Chief Commercial Officer
Heidy King-Jones	40	Chief Legal Officer
M. Christina Yi	47	Chief Operations Officer
Benedict Osorio	66	Chief Quality Officer

Our executive officers are appointed by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Ashleigh Palmer

Mr. Palmer is a co-founder of Provention and has served as our President and Chief Executive Officer (“CEO”) and on our board of directors since inception in 2016. Mr. Palmer is also President of Creative BioVentures™ Corp. (“CBV”), a strategic advisory firm serving the biopharma industry. Since founding CBV in 2002, Mr. Palmer has advised numerous clients regarding corporate positioning and strategy, fund raising, merger and acquisition transactions, clinical development and commercialization, and has undertaken a number of CEO- and board-level transformational leadership and turnaround assignments for both public and private biopharma companies. Mr. Palmer served as a non-executive director on the board of Third Pole, a clinical-stage biopharmaceutical company developing electric generated inhaled nitric oxide for certain life-threatening and debilitating critical care and chronic cardiopulmonary conditions, a role he held from 2014 to 2020. From 2015 through 2017, Mr. Palmer served as Executive Chairman of Celimmune, LLC, a clinical development-stage immunotherapy company dedicated to developing therapies for celiac disease and refractory celiac disease. Celimmune was acquired by Amgen Inc. in November 2017. Mr. Palmer served as Chief Executive Officer of Unigene Laboratories, Inc., a biopharmaceutical company, from 2010 to July 2013, in conjunction with a substantial restructuring of Unigene’s debt. Following the debtholder’s acquisition of substantially all of Unigene’s assets, Unigene filed for bankruptcy in July 2013. Prior to founding Celimmune and CBV, Mr. Palmer was Vice President, Business Development for British Oxygen’s Ohmeda Pharmaceutical Products, Inc., where he was instrumental in its sale to a consortium led by Baxter International Inc. by spinning out the company’s inhaled nitric oxide assets as INO Therapeutics, Inc. (now Ikaria/Mallinckrodt). Under his leadership, as founding President and CEO, INO Therapeutics developed and commercialized the world’s first selective pulmonary vasodilator, INOmax®, establishing a time-based pricing, orphan drug franchise, subsequently acquired by Mallinckrodt in 2015 for $2.3 billion. Earlier in his career, Mr. Palmer held positions of increasing responsibility in sales and marketing leadership at Reckitt Benckiser. Mr. Palmer received his MBA from the University of Bradford and his B.Sc. honors in Biochemistry and Applied Molecular Biology from the University of Manchester. Mr. Palmer’s 30-plus years of extensive experience in the areas of corporate strategy formulation and preclinical and clinical drug evaluation, business and product development and commercialization make him a valuable member of our board of directors.

Thierry Chauche

Mr. Chauche joined Provention as Chief Financial Officer (“CFO”) in December 2021. Mr. Chauche has over 20 years of financial and operational leadership experience in finance and healthcare companies. Prior to Provention, Mr. Chauche was most recently the Vice President and Head of Strategic Financial Planning & Analysis at Alexion Pharmaceuticals from 2020 to 2021. Prior to Alexion, Mr. Chauche served in roles of increasing responsibility at Intercept Pharmaceuticals from 2017 to 2020, Novartis from 2007 to 2017, and Rothschild & Cie from 1999 to 2005. Mr. Chauche holds an M.S. in engineering from Ecole Des Ponts ParisTech and an MBA from the Wharton School of the University of Pennsylvania.

Francisco Leon

Dr. Leon, co-founder of Provention and its Chief Scientific Officer (“CSO”), joined Provention in October 2017. Dr. Leon brings to the Company a breadth of experience and expertise from his academic and industry careers in the fields of immunology and immune-mediated disease clinical research. Dr. Leon was most recently the Chief Executive Officer and Chief Medical Officer of Celimmune, LLC, a clinical development-stage immunotherapy company dedicated to developing transformational therapies for celiac disease and refractory celiac disease (intestinal lymphoma) from 2015 to 2017. Celimmune was acquired by Amgen Inc. in November 2017. Additionally, Dr. Leon is a co-founder and shareholder of Glutenostics, Inc. since April 2016. Prior to founding Celimmune in 2015, Dr. Leon served as Vice President and Head of Translational Medicine at Johnson & Johnson’s Janssen Pharmaceuticals, where he led early-stage clinical development in immunology. Before joining Janssen in 2010, Dr. Leon served as Chief Medical Officer at Alba Therapeutics; Director of Clinical Development, Inflammation & Respiratory at Medimmune (AstraZeneca); and Director of Clinical Discovery, Immunology & Oncology at Bristol-Myers Squibb. Prior to joining the biopharma industry, Dr. Leon served as a Postdoctoral Fellow at the National Institutes for Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (“NIH”). In 2011, he became an Adjunct Professor of Medicine at Jefferson Medical College in Philadelphia. Dr. Leon is a clinical and translational immunologist who received his M.D. and Ph.D. from Autónoma University in Madrid, Spain. In his 25 years of experience in translational immunology, Dr. Leon has authored or co-authored more than 100 peer-reviewed articles, book chapters, patents and patent applications.

Eleanor Ramos

Dr. Ramos joined Provention in July 2017 as its Chief Medical Officer (“CMO”). Dr. Ramos’ background includes significant clinical expertise in autoimmunity, inflammation, organ transplant rejection and the treatment of acute and chronic viral infections. Prior to joining Provention, Dr. Ramos served as a Chief Medical Officer of Global Blood Therapeutics Inc., a biopharmaceutical company dedicated to developing novel therapeutics to treat blood-based and hypoxemic pulmonary disorders from 2014 to 2016. Her past experience includes roles as Chief Medical Officer of Theraclone Sciences, a therapeutic antibody discovery and development company, where she oversaw the development of clinical programs in viral diseases including severe influenza from 2011 to 2014, and as Chief Medical Officer at ZymoGenetics, Inc., overseeing its clinical portfolio across infectious diseases/hepatitis C, immunology/lupus nephritis, oncology and hemostasis from 2009 to 2011. Dr. Ramos is currently a member of the Scientific Advisory Board of EpiVax Oncology, a private biotechnology company focused on developing personalized cancer vaccines. Her experience also encompasses leading the Clinical Trials Group at the Immune Tolerance Network, a collaborative network for clinical research funded by the National Institute of Allergy and Infectious Diseases. She holds a medical degree and undergraduate degree from Tufts University, along with advanced training in the subspecialty of nephrology with a focus on transplantation immunology at Brigham and Women’s Hospital, Harvard Medical School.

Jason Hoitt

Mr. Hoitt joined Provention as its Chief Commercial Officer (“CCO”) in January 2020. Prior to joining Provention, Mr. Hoitt served as Chief Commercial Officer at Dova Pharmaceuticals (acquired by Swedish Orphan Biovitrum AB or Sobi) from December 2018 to November 2019 and led all commercial efforts including the pre-launch and launch strategy and execution for DOPTELET® (avatrombopag) targeting chronic immune thrombocytopenia. Prior to Dova Pharmaceuticals, Mr. Hoitt was a member of the commercial leadership team at Insmed Incorporated from June 2017 to December 2018, serving as a Vice President and Head of Sales for the launch of Arikayce. Mr. Hoitt was also a member of the commercial leadership team at Sarepta Therapeutics from October 2013 to May 2017, where he launched Exondys 51. Prior to Sarepta, he held roles of increasing responsibility at Vertex Pharmaceuticals, where he launched Incivek, and Gilead Sciences, working on Hepsera and the launch of Viread HBV. Mr. Hoitt holds a B.A. from the College of the Holy Cross.

Heidy King-Jones

Ms. King-Jones joined Provention as its Chief Legal Officer (“CLO”) in August 2020. She brings nearly 15 years of corporate counsel and law firm experience in the biotechnology and pharmaceutical sectors. As CLO, Ms. King-Jones supports Provention Bio’s commitment to upholding the best practices of compliance, corporate governance, and legal and enterprise risk management. Prior to joining Provention, Ms. King-Jones served as Senior Vice President and General Counsel of Axcella Health, Inc. where she worked from January 2018 to August 2020. Prior to Axcella, she held legal roles of increasing responsibility at Sarepta Therapeutics from July 2013 to January 2018, including head of Corporate Law Department and lead attorney for commercialization of Exondys 51. Ms. King-Jones started her career as a part of Ropes & Gray LLP’s Securities & Public Company Practice Group. She holds a B.A. from Dartmouth College and a J.D. and LL.M. from Cornell Law School.

M. Christina Yi

Ms. Yi joined Provention as its Chief Operations Officer (“COO”) in December 2021. Ms. Yi has over 25 years of leadership roles in the production and delivery of transformative medicines. As COO, she oversees the production of the Company’s products, including supply chain, program management and human resources. Prior to joining Provention, Ms. Yi served as Chief Operating Officer at Vaxxinity, Inc from November 2020 to October 2021. Prior to Vaxxinity, she worked at Dendreon Pharmaceuticals, LLC from July 2009 to November 2021. At Dendreon, Ms. Yi served in roles of increasing responsibility until she was appointed as the COO in July 2017, with the responsibility of leading over 400 employees and managing all operational aspects for the production, disposition and delivery of the first FDA-approved immunotherapy treatment for advanced prostate cancer. Before Dendreon, Ms. Yi worked on commercializing multiple novel therapeutics in a quality role with Amgen and drug development with Xenogen Corporation and Targeted Genetics Corporation. Ms. Yi holds a B.S. in Cell and Molecular Biology from the University of Washington.

Benedict Osorio

Mr. Osorio joined Provention in August 2020 as its Senior Vice President, Quality and was appointed as Chief Quality Officer in December 2021. He brings over 40 years of experience in pharmaceutical and biopharmaceutical quality systems, operations and oversight. Prior to joining Provention, Mr. Osorio served as COO from 2019 to 2020, Senior Vice President, Quality from February 2018 to July 2019 and Vice President/ Senior Vice President from June 2005 to October 2012 at Progenics Pharmaceuticals, Inc. Additionally, Mr. Osorio previously served as Vice President, Quality Assurance at Acorda Therapeutics, Inc. from June 2016 to February 2018, Vice President, Compliance and Quality Assurance at Achillion Pharmaceuticals, Inc. from May 2014 to June 2016, Vice President and Head of Quality Operations, North America at Valeant Pharmaceuticals from May 2013 to October 2013, Global Head QA/QC at Braeburn Pharmaceuticals, Inc. from January 2013 to April 2013, Senior Director, Compliance Assessment at Forest Laboratories, Inc. from June 2001 to June 2005, roles of increasing responsibility including Executive Director, Quality Assurance at Purdue Pharma L.P. from September 1984 to June 2001 and Senior Analytical Chemist at Berlex Laboratories, Inc. from September 1979 to September 1984. He holds a B.S.in Forensic Science from John Jay College of Criminal Justice and an M.S. in Chemistry and MBA from Seton Hall University, and he is a Senior Member of the American Society for Quality.

There are no family relationships among any of our directors and executive officers.

Directors

The following table sets forth the name, age as of March 1, 2023, and position of each of our non-employee directors.

Directors	Age	Year First Became Director
Avery Catlin	74	2018
Rita Jain	60	2023
John Jenkins	65	2020
Wayne Pisano (Chairman)	68	2018
Nancy Wysenski	65	2020

Avery Catlin – Director

Mr. Catlin joined our board of directors in September 2018. He currently serves on the board of Corbus Pharmaceuticals Holdings, Inc., a role he has held since September 2014. Mr. Catlin previously served as Senior Vice President and Chief Financial Officer of Celldex Therapeutics, Inc. from 2000 to 2017, where he raised more than $500 million from equity, convertible debt and private placement transactions, as well as devised and led financial strategies to successfully complete several asset acquisitions. Prior to Celldex, Mr. Catlin held senior financial and operational positions with public biopharma companies Endogen, Inc. and Repligen Corporation. Mr. Catlin earned a B.A. in Psychology from the University of Virginia and an MBA from Babson College. He is also a certified public accountant. Mr. Catlin’s more than 22 years of experience as a senior financial officer of public biopharmaceutical companies make him a valuable member of our board of directors.

Rita Jain – Director

Dr. Jain joined our board of directors in January 2023. She has served as a member of the Board of Directors of Celldex Therapeutics since February 2023, the Supervisory Board of AM-Pharma B.V. since July 2020 and on the Board of Directors of ChemoCentryx, Inc. from March 2019 until its acquisition by Amgen in October 2022. Additionally, from October 2021 to October 2022, Dr. Jain served as Executive Vice President, Chief Medical Officer of ChemoCentryx, Inc. and in 2021 served as Chief Medical Officer of Immunovant, Inc. From March 2019 until October 2021, Dr. Jain served on the audit committee of ChemoCentryx Inc. From May 2017 to May 2019, Dr. Jain was Senior Vice President and Chief Medical Officer at Akebia Therapeutics, Inc. From 2013 to 2016, Dr. Jain was Vice President in Clinical Development at AbbVie, including Vice President of Men’s and Women’s Health and Metabolic Development. Dr. Jain also held various leadership roles at Abbott Laboratories from 2003 through 2012, including as Divisional Vice President of Pain, Respiratory and Metabolic Disease Development. Dr. Jain received her B.S. degree in biology from the Long Island University, and her M.D. from the State University of New York at Stony Brook School of Medicine. Dr. Jain’s significant experience in pharmaceutical development makes her a valuable member of our board of directors.

John Jenkins – Director

Dr. Jenkins joined our board of directors in August 2020. Dr. Jenkins served as the Director of the Office of New Drugs (“OND”) at the United States Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research (“CDER”) from 2002 to 2017, where he was responsible for more than 1,000 agency employees and 19 product-review divisions. During that time, he oversaw the review of thousands of new drug applications and biological licensing applications, as well as the approval of more than 400 new molecular entities. Dr. Jenkins served as a member of the CDER Senior Leadership Team and was involved in broad policy initiatives, including negotiation and implementation of the Prescription Drug User Fee and biosimilar programs. Dr. Jenkins began his FDA career in 1992 as a medical officer in the Division of Oncology and Pulmonary Drug Products. He subsequently served as Pulmonary Medical Group Leader and Acting Division Director before being appointed as Director of the Division of Pulmonary Drug Products in 1995. He then became the Director of the Office of Drug Evaluation II in 1999 and remained in that position until he was appointed Director of OND in 2002. Following his retirement from the FDA after over 25 years of federal service in January 2017, Dr. Jenkins joined Greenleaf Health, an FDA-focused, strategic consulting firm where he served as Principal, Drug and Biological Products. Dr. Jenkins is also a member of the board of Corbus Pharmaceuticals Holdings, Inc. where he has served since June 2018. Dr. Jenkins is board certified in internal medicine and pulmonary diseases by the American Board of Internal Medicine. He received his medical degree from the University of Tennessee, Memphis and completed his postgraduate medical training in internal medicine, pulmonary diseases, and critical care medicine at VA Commonwealth University/Medical College of VA. Prior to joining the FDA, Dr. Jenkins served as Assistant Professor of Pulmonary and Critical Care Medicine at VCU/MCV and as a Staff Physician at the Hunter Holmes McGuire VA Medical Center in Richmond, VA. Dr. Jenkins’s significant expertise in the FDA review process and product candidate development make him a valuable member of our board of directors.

Wayne Pisano – Director

Mr. Pisano joined our board of directors in April 2018. He also serves on the board of biotechnology companies Oncolytics Biotech and Altimmune Inc., where he has been a director since May 2013 and September 2018, respectively. In addition, Mr. Pisano served on the board of directors of IMV Inc., a biopharmaceutical company, from October 2011 to March 2021. Mr. Pisano served as President and CEO of VaxInnate, a biotechnology company, from January 2012 until November 2016. Prior to VaxInnate, Mr. Pisano was at Sanofi Pasteur from 1997 to 2011 and was President and CEO there from 2007 until his retirement in 2011. He has a bachelor’s degree in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development make him a valuable member of our board of directors.

Nancy Wysenski – Director

Ms. Wysenski joined our board of directors in May 2020. She served as the Executive Vice President and Chief Commercial Officer of Vertex Pharmaceuticals from December 2009 through her retirement in June 2012. During her tenure at Vertex, Ms. Wysenski was responsible for the launches of Incivek and Kalydeco. Prior to joining Vertex, Ms. Wysenski held the position of Chief Operating Officer of Endo Pharmaceuticals, a specialty pharmaceutical company, where she led sales, marketing, commercial operations, supply chain management, human resources and various business development initiatives. Prior to her role at Endo, Ms. Wysenski participated in the establishment of EMD Pharmaceuticals, Inc., where she held various leadership positions, including the role of President and Chief Executive Officer from 2001 to 2006 and Vice President of Commercial from 1999 to 2001. From 1984 to 1998, Ms. Wysenski held several sales-focused roles at major pharmaceutical companies, including Vice President of Field Sales for Astra Merck, Inc. Ms. Wysenski has served as a member of the board of directors of Alkermes plc and Cytokinetics Inc. since 2013 and 2020, respectively. Ms. Wysenski formerly served as a director on the board of Tetraphase Pharmaceuticals Inc. from 2014 to 2020, Dova Pharmaceuticals Inc. from 2018 to 2019, and Inovio Pharmaceuticals, Inc. from 2015 to 2017. She is a founder of the Research Triangle Park chapter of the Healthcare Businesswomen’s Association and served on the Nominating Committee and National Advisory Board of the Healthcare Businesswomen’s Association. Ms. Wysenski’s expertise in the commercial launch of multiple products and her previous commercial leadership experience make her a valuable member of our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to our culture of accurate disclosure, ethical performance and accountability. We have established a means for individuals to report a violation or suspected violation of the Code of Business Conduct and Ethics anonymously, including those violations relating to accounting, internal controls or auditing matters, and federal securities laws. Our Code of Business Conduct and Ethics is publicly available on our website at www.proventionbio.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

Audit Committee

The Board has established an Audit Committee currently consisting of Mr. Catlin (Chair), Mr. Pisano and Dr. Jain. The Audit Committee’s primary functions are to oversee and review the integrity of the Company’s financial statements and other financial information furnished by us, our compliance with legal and regulatory requirements, our systems of internal accounting and financial controls, our independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, compliance with our Code of Business Conduct and Ethics and information security, data privacy and cyber security.

The Audit Committee also appoints (and recommends that the Board submit for stockholder ratification), compensates, retains and oversees the independent auditor retained for the purpose of preparing or issuing an audit report or other related service. The Audit Committee pre-approves audit, review and non-audit services provided by our independent auditor pursuant to the pre-approval policy described in additional detail herein. In addition, the Audit Committee discusses guidelines and policies related to risk assessment and risk management with us, prepares an Audit Committee report in accordance with SEC regulations, sets policies regarding the hiring of employees or former employees of our independent auditor, reviews and investigates any matters pertaining to integrity of management, including conflicts of interest, reviews related party transactions, reviews financial reporting and accounting standards, meets with officers as necessary, reviews the independence of the independent public accountants and reviews the adequacy of our internal accounting controls.

In addition, our Audit Committee discusses guidelines and policies developed by our management and the Board with respect to risk assessment and risk management and the steps that our management has taken to monitor and control financial risk exposure, including anti-fraud programs and controls, and has established procedures for the receipt, retention and treatment of complaints regarding various matters, including the confidential submission by employees of concerns relating to questionable accounting or auditing matters or violations of our Code of Business Conducts and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the Nasdaq Stock Market (“Nasdaq”). The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Mr. Catlin is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation.

Compensation Summary

This Compensation Summary provides an overview of our executive compensation philosophy, the objectives of our executive compensation program and each compensation component that we provide. In addition, we explain how and why the Compensation Committee arrived at specific compensation policies and decisions involving our named executive officers for the fiscal year ended December 31, 2022. This Compensation Summary is intended to be read in conjunction with the tables which immediately follow, which include historical context of pay.

The following executive officers constituted our named executive officers (“NEOs”) for the 2022 fiscal year:

Ashleigh Palmer	Chief Executive Officer
Francisco Leon	Chief Scientific Officer
Eleanor Ramos	Chief Medical Officer

Executive Summary

The Company’s accomplishments in 2022 are directly tied to the performance of the Company’s NEOs, and thus were an important factor in determining NEO compensation in 2022. The Company’s 2022 accomplishments, including advancing its pipeline of product candidates aimed at intercepting and preventing autoimmune disease are included below:

●	TZIELD Franchise Build: After the company successfully resubmitted its biologics license application for TZIELD in the first quarter of 2022, on November 17, 2022, the FDA approved TZIELD (teplizumab-mzwv) to delay the onset of Stage 3 Type 1 Diabetes (“T1D”) in adult and pediatric patients aged eight years and older with Stage 2 T1D. In December 2022 we began shipping TZIELD to our distributors in the United States, which include a specialty distributor and two specialty pharmacies. After successfully completing hiring, onboarding and training of commercial employees, the full commercial launch of TZIELD began in mid-January 2023. The Company also completed its label expansion plans, which are subject to FDA approval and obtained advice from MHRA in the United Kingdom and national rapporteurs in the European Union to continue developing a path towards approval in the United Kingdom and European Union.

●	Corporate Strategic Plan: The Company updated its corporate positioning, value proposition, strategic intent and business plans to support and optimize value creation and these were reflected in the Company’s 2022 corporate communications. Additionally, in October 2022, the Company entered into a strategic partnership with Sanofi in the form of a Security Purchase Agreement and Co-Promotion Agreement which included (i) Sanofi’s exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize TZIELD with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture TZIELD in support of such research, development and commercialization in exchange for a one-time, upfront, non-refundable payment of $20.0 million, and subject to certain retained rights by us to engage in discussions with third parties with respect to certain transactions and (ii) Sanofi’s agreement to purchase $35.0 million of our common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date.

●	Pipeline: On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study (PRV-3279 EVAluation In Lupus - Phase 2) for which the Company expects top-line results in the second half of 2024. We also continued to advance our ongoing clinical studies, despite impacts of COVID-19 on recruiting, including (i) the PROTECT study (PROvention T1D trial Evaluating C-peptide with Teplizumab) which is fully enrolled and for which we expect to report top-line date in the second half of 2023 and (ii) the ordesekimab, PROACTIVE study (PROvention Amgen Celiac ProtecTIVE Study) for which we expect to report topline results by the end of 2023. Additionally, the Company announced in March 2022 positive results from the final analysis of its first-in-human PROVENT study of PRV-101, a polyvalent inactivated coxsackievirus B (CVB) vaccine candidate targeting all key CVB strains associated with T1D autoimmunity, which the Company is developing for the prevention of acute CVB infection and its complications, as well as for the potential delay or prevention of associated autoimmune disorders T1D and celiac disease.

●	Financing: The company secured capital to support its strategic business plans and operations in 2022 by (i) closing a $60.0 million private placement announced in July 2022, (ii) closing a $125.0 million term loan facility with Hercules Capital, Inc., which was announced in August 2022 and (iii) raising $47.4 million in net proceeds from the sale of shares of common stock under our 2021 at-the-market (“ATM”) stock sale program.

●	Organizational Development and Infrastructure: The Company successfully scaled up from an organization of 81 employees in January 2022 to 166 employees by December 2022 and developed additional capacity and expertise to support its business plans, including the commercialization of TZIELD.

The Company’s executive compensation program is designed to closely tie pay to performance, rewarding executives for the achievement of corporate short-term and longer-term strategic goals that create stockholder value. We believe that the efforts of our NEOs were critical to our operational successes in 2022, including the 2022 achievements of the Company described above, including securing approval for and commercializing TZIELD, successfully scaling up human resources to support the Company’s commercial activities, successfully developing and executing against its strategic plans and securing financing to support the Company’s business plans and operations, all which we believe will support increased value to shareholders.

We strongly believe that a well-structured executive compensation program should be heavily reliant on variable, “at-risk” pay, and our compensation program reflects this philosophy. The following three examples demonstrate our approach to compensation:

1.	Stock options - In 2022, 100% of our annual equity grant to executives was comprised of time-based stock options. Delivering annual equity grants in the form of stock options ensures that executives will participate in the value of the grant only when our stock price increases. The Compensation Committee determined to grant only time-based equity awards in 2022 after considering advice from Aon’s Human Capital Solutions practice, part of Aon plc (“Aon”), a compensation consulting firm, and the following factors: (i) at the time 2022 annual equity grants were approved, it was uncertain whether the biologics license application for TZIELD (teplizumab-mzwv) would be successfully resubmitted to and approved by FDA, which could result in the Company becoming a commercial-stage company, or whether the Company would continue as a clinical-stage company, which made establishing performance triggers challenging and potentially not relevant, depending on the path of the Company, and (ii) the existing performance vesting triggers of outstanding grants for our executives already reflected the Company’s then-current pipeline.

2.	Teamwork - Under our 2022 annual incentive plan structure, all executives had the same corporate performance goals. The Compensation Committee believes this approach supported integrated teamwork, leadership and performance in 2022 and achievement of key milestones that drive value for the Company and its shareholders.

3.	Equal annual equity grants - The Compensation Committee, in consultation with our CEO, determined that in 2022, as in 2021 and 2020, all executives, other than new hires, recent promotions, and the CEO, received the same annual equity awards in order to support and incentivize teamwork culture. Our CEO received a larger annual equity grant, as further described below. To reward and incentivize long-term performance and retention, the time-based stock options granted in 2022 vest over a four-year period.

Overview of Our Pay Program

We believe that the design and structure of our pay program supports our business strategy and organizational objectives while successfully aligning executive and stockholder interests. Our compensation framework has been tailored to reward and incentivize executives for focusing on and achieving specific financial and strategic objectives, both quantitative and qualitative, that our Board believes are central to delivering long-term stockholder value.

We conducted an advisory vote on executive compensation at our 2022 annual meeting of stockholders. Our Board and the Compensation Committee value the opinions of our stockholders. Approximately 95.9% of the votes cast on the advisory vote on executive compensation were in favor of our 2021 NEO compensation as disclosed in our 2022 proxy statement.

The primary elements of our executive compensation program in 2022 were base salary, short-term cash incentives, and long-term equity incentives. The elements of our executive compensation program take into consideration market data, described below, and each executive’s individual experience, skills and performance.

Base Salary	Base salaries provide annual fixed pay and are intended to be competitive within our industry and are important in attracting and retaining talented executives.

Annual Cash Incentives	Our annual cash incentives are intended to motivate and reward our executives for the achievement of short-term strategic goals of the Company. In 2022, our annual incentives were based on key corporate milestones, focusing on clinical trials, manufacturing, and regulatory goals, as well as goals related to a potential commercialization and raising funds to support the Company’s execution of its business plans.

Long-Term Equity Incentives

Long-term equity awards incentivize executives to deliver long-term stockholder value by offering the opportunity to benefit from appreciation in our stock price, while also providing a retention vehicle for our top employee talent.

In 2022, each executive received an annual grant of an option to purchase shares of our common stock. The shares underlying each grant vest over a four-year period based on continued employment with us.

Target Pay Mix

The Compensation Committee utilizes the above-mentioned elements to align our executive pay opportunities with our short- and long-term performance. To do so, and to align management interests most closely with the interests of our stockholders, the majority of the compensation we pay to our NEOs is provided in the form of at-risk, variable incentives, as shown in the graphics below. The Compensation Committee does not have any formal policies for allocating total compensation among the various components. Instead, the Compensation Committee relies on its judgment as well as the advice from its independent compensation consultant. The pay mix for our executive officers reflected in the charts below was based on our compensation philosophy and practices described above, which is designed to be aligned with market competitive practices.

Notes: Target pay mix includes annual base salary, target annual cash incentives, and the grant date fair value of annual equity awards granted on January 18, 2022 (or, for Mr. Palmer, January 19, 2022).

Compensation Governance Practices

To complement our pay structure, we adhere to several best practices to encourage actions that are in the long-term interests of our stockholders and the Company alike. These include:

What We Do	●	Align pay with performance
	●	Provide an appropriate mix of short and long-term incentives to our executives
	●	Responsible use of shares under our long-term incentive program
	●	Engage an independent compensation consultant
	●	Identify and use a comparator peer group based on market data and industry profile
	●	Maintain a robust insider trading policy

What We Don’t Do	●	No excessive perquisites
	●	No repricing of stock option awards without stockholder approval
	●	No hedging or pledging of company stock

COMPENSATION PHILOSOPHY

The Compensation Committee, currently consisting of Ms. Wysenski (Chair), Mr. Catlin and Dr. Jenkins, annually reviews and either recommends to our Board (for our CEO) or approves (for our other executives) each executive’s compensation and is responsible for ensuring that compensation for the executive officers is consistent with the objectives of attracting and retaining highly qualified executives, tying pay to performance and Company strategy, aligning executives’ incentives with long-term stockholder interests, and encouraging internal pay equity.

The Compensation Committee determines the appropriate level for each compensation component based on these overall compensation objectives. The Compensation Committee’s philosophy is to strive to provide market competitive compensation and emphasize at-risk cash bonus opportunities and equity compensation that reflect the Company’s performance goals and are commensurate with each executive’s scope of responsibility within the organization.

COMPENSATION DETERMINATION PROCESS

Role of Compensation Committee

The Compensation Committee oversees all compensation-based plans, policies, and benefits programs, and is responsible for making recommendations to our Board regarding the compensation of our CEO and for approving the compensation of our other executive officers. The Compensation Committee is also responsible for establishing corporate performance goals for the Company’s annual and long-term incentives and evaluating at least annually corporate performance as compared to these goals. The Compensation Committee administers our equity-based compensation program, including an evaluation of the guidelines and size of awards. The Compensation Committee conducts an annual review of all components of executive compensation. In addition, the Compensation Committee reviews and makes recommendations to our Board regarding the compensation of our non-employee directors.

Role of Management

The Company’s CEO, CFO and CLO are involved in the design and implementation of our executive compensation and are typically present at Compensation Committee meetings, except that the CEO and other executive officers are not present when the Compensation Committee chooses to vote or deliberate on executive salary and equity compensation during closed executive sessions. In 2022, the CEO, CFO and CLO reviewed the analysis of Aon, our independent compensation consultant, with the Compensation Committee and made recommendations regarding proposed salary, annual incentives and long-term equity awards for our executive officers (other than themselves) for the Compensation Committee’s consideration. Management also participates in conducting annual risk assessments and ensuring that any risks involving compensation are properly mitigated. The Compensation Committee exercises its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations and approves all compensation and equity awards for NEOs, other than the CEO, for whom it makes recommendations to our Board for approval.

Role of Independent Compensation Consultant

The Compensation Committee has retained Aon to conduct a comprehensive review of our compensation program, as well as make recommendations for our executive compensation design and advise on market practices.

In 2022, Aon assisted the Compensation Committee with, among other things:

●	Reviewing and modifying the compensation peer group for 2023 compensation decisions;

●	Executive and director market pay analysis;

●	Development of executive and director pay programs;

●	Analysis of equity pay market data and trends;

●	New hire compensation guidelines;

●	Change in control and severance arrangement recommendations; and

●	Assisting with certain proxy and annual report disclosures, including this compensation disclosure.

Fees paid to Aon during 2022 for services not related to Aon’s work with the Compensation Committee, including the provision of commercial insurance and employee compensation survey data, were approximately $219,825. Fees paid to Aon during 2022 for services to the Compensation Committee related to executive and director compensation were approximately $152,161.

The Compensation Committee has the sole authority to select, retain, terminate and approve the fees and other retention terms of consultants as it deems appropriate to perform its duties.

The Compensation Committee annually evaluates the independent compensation consultant’s independence and performance under the applicable SEC and Nasdaq listing standards. The Compensation Committee conducted a specific review of its relationship with Aon in 2022 and determined that Aon’s work for the Compensation Committee did not raise any conflicts of interest and that Aon is independent.

2022 and 2023 Peer Groups

The Compensation Committee approved our 2022 peer group in August 2021, based on sector, development stage, market capitalization, and size and used this comparator group when making executive and Board compensation-related decisions in January 2022. The Compensation Committee also considered criteria from outside investors and the talent market when selecting the final criteria and list of companies. The following criteria was applied in developing the peer group used for 2022:

●	Sector - Biotechnology/Pharmaceuticals, with a therapeutic focus on immunotherapy, immune-oncology, and rare and orphan diseases

●	Development Stage - Products in phase 3 of development or commercial

●	Market Capitalization - 0.5x to 3x our market capitalization

●	Size - Generally, fewer than 200 employees

For our 2022 peer group, Aon assisted the Compensation Committee in assessing the continued appropriateness of the peer group. The core criteria used to evaluate and develop the 2022 peer group were the same as the ones used to determine the 2021 peer group, except that the size of the companies used for the 2022 peer group was fewer than 200 employees to better reflect the then-current composition of the Company.

Using these criteria, in August 2021 the Compensation Committee approved the following 20 companies to comprise the Company’s 2022 peer group:

Atara Biotherapeutics, Inc.	Athersys, Inc.	BeyondSpring Inc.
BioXcel Therapeutics, Inc.	Chimerix Inc.	CymaBay Therapeutics, Inc.
CytoDyn Inc.	Foamix Pharmaceuticals Ltd.	Geron Corporation
Kiniksa Pharmaceuticals, Ltd.	Puma Biotechnology, Inc.	Rhythm Pharmaceuticals, Inc.
Rigel Pharmaceuticals, Inc.	Selecta Biosciences Inc.	Spectrum Pharmaceuticals, Inc.
Syndax Pharmaceuticals, Inc.	Tricida, Inc.	VBI Vaccines Inc.
XOMA Corporation	Zogenix, Inc.

For our 2023 peer group, Aon assisted the Compensation Committee in assessing the continued appropriateness of the 2022 peer group. The core criteria used to evaluate and develop the 2023 peer group were the same as the factors used to determine the 2022 peer group, except that the development stage of the companies used for the 2023 peer group was commercial companies with a preference towards newly marketed companies to reflect the Company’s then-current stage of development as a commercial organization, market capitalization range increased to $500.0 million to $3.0 billion to reflect Provention’s then-current market capitalization size, and the size of the companies used for the 2023 peer group was generally fewer than 600 employees to better reflect the then-current composition of the Company.

Using these criteria, in November 2022, given the Company’s transition from a clinical-stage to commercial-stage company and employee scale up in connection with preparing for commercialization, the Compensation Committee approved the following 18 companies to comprise the Company’s 2023 peer group:

ADMA Biologics Inc.	Agenus Inc.	Amicus Therapeutics Inc.
Atara Biotherapeutics Inc.	AVEO Pharmaceuticals Inc.	Axsome Therapeutics Inc.
BioCryst Pharmaceuticals Inc.	Blueprint Medicines Corp	BridgeBio Pharma Inc.
Deciphera Pharmaceuticals Inc.	G1 Therapeutics Inc.	Geron Corporation
Insmed Inc.	Kiniksa Pharmaceuticals Ltd	Rhythm Pharmaceuticals Inc.
Theravance Biopharma Inc.	Travere Therapeutics Inc.	Y-mAbs Therapeutics Inc.

For 2023, Athersys, Inc., BeyondSpring Inc., BioXcel Therapeutics, Inc., Chimerix Inc., CymaBay Therapeutics, Inc., CytoDyn Inc., Foamix Pharmaceuticals Ltd., Puma Biotechnology, Inc., Rigel Pharmaceuticals, Inc., Selecta Biosciences Inc., Spectrum Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Tricida, Inc., VBI Vaccines Inc., XOMA Corporation, and Zogenix, Inc. were removed from the peer group because they were outside of our peer group parameters. Fourteen companies were added to the 2023 peer group: ADMA Biologics Inc., Agenus Inc., Amicus Therapeutics Inc., AVEO Pharmaceuticals Inc., Axsome Therapeutics Inc., BioCryst Pharmaceuticals Inc., Blueprint Medicines Corp, BridgeBio Pharma Inc., Deciphera Pharmaceuticals Inc., G1 Therapeutics Inc., Insmed Inc., Theravance Biopharma Inc., Travere Therapeutics Inc., and Y-mAbs Therapeutics Inc.

Compensation Risk Assessment

The Compensation Committee has responsibility for establishing our compensation philosophy and objectives, determining the structure, components and other elements of our programs, and reviewing and approving the compensation of our executive officers, or in the case of our CEO, for recommending compensation to our Board for approval. We do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on the Company.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

The Company’s executive compensation program generally consists of three primary elements: base salaries, annual performance-based cash incentives, and long-term equity awards.

Our NEOs are also eligible to participate in the employee benefit programs that we make available to all full-time employees, including medical and dental coverage, life and disability insurance and flexible spending accounts. In addition, we maintain a 401(k) retirement plan for our employees, under which we make an employer matching contribution equal to 100% of up to the first 4% of a participant’s eligible compensation (up to the IRS maximum). Other than the 401(k) plan, we do not sponsor or maintain any qualified or non-qualified retirement or deferred compensation plans for our employees, including our NEOs. The NEOs’ participation in our employee benefit plans and programs is on the same terms and conditions as those offered to our other full-time employees.

Base Salaries

We offer base salaries that are intended to provide a fixed component of compensation for our NEOs to reward the individual value that each executive officer brings to us through experience and past and expected future contributions to our success. The base salary for our CEO is reviewed by the Compensation Committee on an annual basis, and adjustments are recommended to our Board for approval as appropriate, based on numerous factors, including those described below. Base salaries for our executive officers other than our CEO are approved by the Compensation Committee upon their joining the company, and then reviewed and adjusted, as appropriate, by the Compensation Committee on an annual basis, in consultation with Aon and based on the consideration of numerous factors, including:

●	The individual’s role and responsibilities;

●	Individual contribution and performance over the past year;

●	Overall experience and expertise;

●	Current base salary;

●	Corporate performance; and

●	Salaries for similar positions within our compensation peer group.

In January 2022, the Compensation Committee approved the following base salaries for our NEOs:

Executive	2022 Base Salary	2021 Base Salary	% Change
Ashleigh Palmer	$675,000	$612,900	10.1%
Francisco Leon	$475,000	$450,000	5.6%
Eleanor Ramos	$475,000	$450,000	5.6%

After reviewing each executive’s value, expertise, and contributions to the strategy and business plans of the Company, as well as competitive market data for their respective positions provided by Aon based on the Company’s 2022 peer group, the Compensation Committee approved, consistent with recommendations from Aon, merit increases to the base salaries for each of our NEOs.

Annual Cash Incentives

We provide our executive officers, including our NEOs, with the opportunity to annually earn cash incentives to encourage the achievement of corporate objectives (weighted as approved by the Compensation Committee and the Board), contributions and oversight in his or her area of focus. We established our annual incentive compensation program to motivate our executives to achieve short-term financial and business objectives, reflecting our “pay for performance” culture, resulting in a significant portion of NEO compensation tying directly to Company achievements.

For each NEO, the target bonus opportunity is determined as a percentage of his or her base salary (as indicated in the table below), which was established for 2022 by the Compensation Committee in consultation with Aon, based on market data, historical performance and internal equity considerations.

For 2022, our NEOs had the following annual cash incentive target opportunities:

Executive	Target Annual Incentive (as a % of base salary)
Ashleigh Palmer	60%
Francisco Leon	40%
Eleanor Ramos	40%

2022 Milestones and Corporate Goals

Consistent with our typical practice, the Compensation Committee, along with the independent members of our Board, approved the milestones and corporate goals applicable to 2022 annual cash incentives for our executives in February 2022 (“2022 Corporate Goals”). The 2022 Corporate Goals are intended to measure our performance in the following categories: clinical objectives, business development, and corporate finance. The level of attainment of the 2022 Corporate Goals, as determined by the Compensation Committee, determines our NEOs’ earned annual incentives. In February 2022, the Compensation Committee approved the following 2022 Corporate Goals applicable to 2022 annual cash incentives for our executives:

2022 Corporate Goals		Description	% Weighting (at 100% achievement)	% Achievement Opportunities
1.	Corporate Strategic Plan

Consistent with deadlines approved by the Compensation Committee:

a. Timely relaunch of corporate positioning, value proposition, and strategic intent to core stakeholders;

b. Further definition, evaluation, and prioritization of mid-term optionality, providing greater granularity and quantification to priority options; provision of a three to five year long-range plan; and

c. Reactivation of co-founder led, transformational corporate/business development to identify and potentially begin creating mid-term and beyond partnering and in-licensing opportunities; definition of selection criteria, priority targets and/or illustrative opportunities creating mid/longer-term shareholder value.

			15%	100% for achievement of a., b., and c. up to 125%

2.	TZIELD Franchise Build

Consistent with deadlines approved by the Compensation Committee:

a. Resubmit and defend at-risk BLA in United States to receive approval;

b. Begin monetizing (via direct sales and/or partnering revenues) the at-risk indication in the United States if the BLA is approved;

c. Prioritize, plan, and prepare for post-BLA approval label expansion to grow TZIELD franchise in the United States over the mid-term;

d. Continue PROTECT study 18-month follow-up in anticipation of 2023 top-line results;

e. Prioritize, plan and prepare for ex-United States TZIELD market access with near-term focus on United Kingdom and European Union regulatory pathways and identify potential regional/RoW licensing or distribution partners in anticipation of 2023 and beyond approvals; and

f. Generate and evaluate options and, as appropriate, begin implementing TZIELD drug substance supply continuity/contingency strategy.

			25%	100% for achievement of a., b., c., d., e., and f. up to 125%

3.	Pipeline

Consistent with deadlines approved by the Compensation Committee:

a. TZIELD: (i) evaluate, prioritize, plan and prepare for TZIELD monotherapy proof-of-concept studies, commencing in 2023 or beyond, in non-T1D indications via existing IV formulation (if viable) or SQ product (if necessary) – non-T1D indication for IV formulation identified with protocol and project plan, and (ii) evaluate and engage potential partnering relationships that could generate value from TZIELD coadministration or adjunctive therapy;

b. PRV-3279: (i) advance enrollment of Phase 2a PREVAIL-2 SLE POC study, (ii) advance CMC process development enhancements and ongoing clinical trial supply optionality, and (iii) advance gene therapy human POC to engage relevant out-licensing and co-development partners;

c. Ordesekimab: complete enrollment of PROACTIVE Ph2b non-responsive celiac study to deliver top-line results and subsequent Amgen $150.0 million take-back decision; and

d. PRV-101: complete follow-up phase of PREVENT Ph1 FIH study and engage potential out-licensing or co-development partners.

			20%	100% for achievement of a., b., c., and d. up to 125%

4.	Financing	Secure adequate financing to support corporate goals.	25%	100% to 135%

5.	Organizational Development and Infrastructure	a. Specify, recruit, compensate/incentivize and sustain requisite organizational and functional leadership/management talent and technical expertise; and b. Continue to nurture and calibrate progressive, foundational, patient-centric, high-performance culture with emphasis on agility/adaptability, courage/tenacity, transparency/collaboration, and professional integrity.	15%	100% to 125%

2022 Earned Annual Incentives

The Compensation Committee did not adjust any performance goals with respect to our annual incentive program during 2022. In December 2022, the Compensation Committee and our Board approved achievement of 2022 Corporate Goals at 120%, based on our achievement of the following components of the 2022 Corporate Goals:

1. Corporate Strategic Plan

●	In Q1 2022, we updated its corporate positioning, value proposition, strategic intent, and business plans to support and optimize value creation to core stakeholders;

●	In Q2 2022, we defined a three to five year long-range plan and completed its valuation analysis; and

●	In October 2022, we entered into a strategic partnership with Sanofi, as described in more detail under “Executive Summary” above.

2. TZIELD Franchise Build

●	In Q1 2022, we successfully resubmitted its BLA for TZIELD and received FDA approval on November 17, 2022;

●	In December 2022, we began shipping TZIELD to our distributors in the United States;

●	We developed a project plan for label expansion to grow the TZIELD franchise in the United States, subject to FDA feedback;

●	We successfully followed up on our PROTECT study, and top-line results are on target for the second half of 2023;

●	We advanced TZIELD market access outside of the United States, including obtaining advice from MHRA in the United Kingdom and national rapporteurs in the European Union to continue developing a path towards approval in the United Kingdom and European Union; and

●	We completed and approved a manufacturing sourcing assessment for TZIELD drug substance supply continuity.

3. Pipeline

●	On January 20, 2022, we announced the initiation of the Phase 2a PREVAIL-2 study (PRV-3279 EVAluation In Lupus - Phase 2) for which the Company expects top-line results in the second half of 2024;

●	We executed a supply agreement related to PRV-3279;

●	In March 2022, we announced positive results from the final analysis of our FIH PROVENT study of PRV-101;

●	During 2022, we continued to advance our PROTECT study, which is fully recruited and for which we expect to report top-line date in the second half of 2023; and

●	During 2022, we continued to advance our ordesekimab, PROACTIVE study, for which we expect to report top-line results by the end of 2023.

4. Financing

●	We closed a $60.0 million private placement, which was announced in July 2022;

●	We closed a $125.0 million term loan facility with Hercules Capital, Inc., which was announced in August 2022;

●	We raised $47.4 million in net proceeds from the sale of shares of commons stock under our 2021 ATM stock sale program; and

●	Through our partnership with Sanofi, we secured $20.0 million in upfront cash and Sanofi’s agreement to purchase $35.0 million of our common stock at a purchase price per share equal to 140% of the daily volume-weighted average per share price for the five consecutive days prior to the closing date.

5. Organizational Development and Infrastructure

●	In 2022, we achieved an annual voluntary turnover rate of less than 7%;

●	We successfully hired employees to fill 85% of our open positions in less than 50 days;

●	We achieved more than 95% participation in our employee engagement and cultural alignment survey; and

●	In Q3 2022, we established an internal Culture Committee and in December 2022, we launched an all-company “Culture Story” project.

Accordingly, the Compensation Committee and our Board approved achievement of the 2022 Corporate Goals as set forth in the table below:

2022 Corporate Goal	1. Corporate Strategic Plan	2. TZIELD Franchise Build	3. Pipeline	4. Financing	5. Organizational Development and Infrastructure	Total
Weighting (at 100% achievement)	15%	25%	20%	25%	15%	100%
2022 Corporate Achievement	125%	120%	95%	130%	130%	N/A
Total Payout	19%	30%	19%	32%	20%	120%

In January 2023, all of our NEO annual bonuses were paid out based on a 120% 2022 Corporate Goal achievement level.

Executive	Total Target Bonus Opportunity (as % of Base Salary)	Total Approved Achievement of 2022 Corporate Goals	2022 Earned Annual Incentive
Ashleigh Palmer	60%	120%	$486,000
Francisco Leon	40%	120%	$228,000
Eleanor Ramos	40%	120%	$228,000

Equity Compensation

2022 Equity Awards

The majority of our NEOs’ compensation is designed to reward the achievement of sustainable long-term growth and strong corporate performance. Our equity program has historically been composed of time-vesting and performance-vesting stock options that reward long-term value creation and alignment with stockholders. In 2022, after a review of practices of companies in our compensation peer group and recognizing that time-based options are aligned with shareholder interests in that they require stock price growth performance in order to accrue value, the Compensation Committee determined that our annual equity grant to executives for 2022 would be comprised of time-vesting stock options only, as discussed in the Executive Summary above.

Stock option grants are largely based on an executive’s role and responsibilities and performance as an executive team member, current business climate, market analysis, and our CEO’s recommendations.

Based on the above factors, the Compensation Committee and the independent members of our Board, on the recommendation of the Compensation Committee, approved an annual grant to each of our NEOs. On January 18, 2022, we granted a time-vesting option to purchase 145,000 shares of our common stock to each of Drs. Leon and Ramos. On January 19, 2022, we granted a time-vesting option to purchase 360,000 shares of our common stock to Mr. Palmer.

Each time-vesting option vests as to one-fourth of the underlying shares on the first anniversary of the grant date and in 36 monthly installments thereafter such that all shares underlying the time-based option will be fully vested on the fourth anniversary of the grant date, generally subject to the NEO’s continued employment through the applicable vesting date.

Prior Year Equity Award Vesting

During 2022, one-third of the performance-based options granted to our NEOs in 2019 vested upon the Compensation Committee’s determination that the Company achieved the applicable performance metric (FDA approval of the BLA for TZIELD) and one-fourth of the performance-based options granted to our NEOs in 2020 vested upon the Compensation Committee’s determination that the Company achieved the applicable performance metric (the launch of TZIELD in the United States).

ADDITIONAL COMPENSATION PRACTICES AND POLICIES

Insider Trading Policy

It is the policy of the Company that no director, officer or other employee may engage in hedging transactions involving any securities of the Company they hold, including those granted through employee equity awards. Additionally, pledging transactions involving Company securities held are prohibited other than with review and preapproval, if appropriate, by the Company’s CLO. In addition, no director, officer or other employee of the Company who is aware of material nonpublic information related to the Company may, directly or indirectly, through family members or other persons or entities:

●	engage in transactions in the securities of the Company (except with respect to a net exercise of stock options grant pursuant to the Company’s equity plans, the withholding of restricted stock necessary to satisfy tax withholding requirements upon vesting and the purchase from or sale to the Company of securities of the Company);
●	recommend that any other person engage in transactions in the securities of the Company;
●	disclose material nonpublic information to persons within the Company whose jobs do not require them to have that information or to persons outside of the Company, including, but not limited to, family, friends, business associates, investors and expert consulting firms, unless such disclosure is made in accordance with the Company’s policies regarding the protection or authorized external disclosure of information regarding the Company; or
●	assist anyone engaged in the above activities.

In addition, it is the policy of the Company that no director, officer or other employee who, in the course of working for the Company, learns of material nonpublic information about a company with which the Company does business, including a customer or supplier of the Company, may trade in that company’s securities until the information becomes public or is no longer material.

Employment Agreements; Letter Agreements

We are party to an employment agreement with each of Mr. Palmer and Drs. Leon and Ramos. In September 2022, we entered into an amendment to the employment agreement with each of our NEOs to adjust the severance benefits and in March 2023, we further amended the employment agreement with each of our NEOs to make certain clarifying changes with respect to the severance benefits. In March 2023, we also entered into letter agreements with our NEOs. The employment agreements and letter agreements with our NEOs are described below under “Agreements with our NEOs” and “Severance Upon Termination of Employment; Change in Control.”

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1.0 million paid in any taxable year to certain current and former executive officers. The Compensation Committee believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key employees even if compensation paid under that program is not deductible in whole or in part.

Accounting for Stock-Based Compensation

The Compensation Committee and our Board generally take into consideration the fair value of equity awards, using Black-Scholes or other methods, in making compensation decisions for our NEOs and board members. We follow the FASB ASC Topic 718 for our stock-based compensation awards, which requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by, awarded or paid to our NEOs for fiscal year 2022 and fiscal year 2021.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Ashleigh Palmer	2022	675,000	1,092,908	486,000	12,200	2,266,108
(CEO)	2021	612,900	666,474	275,805	11,600	1,566,779
Francisco Leon	2022	475,000	442,471	228,000	12,200	1,157,671
(CSO)	2021	450,000	666,474	147,600	12,350	1,276,424
Eleanor Ramos	2022	475,000	442,471	228,000	12,200	1,157,671
(CMO)	2021	450,000	666,474	149,400	12,324	1,278,198

(1)	Amounts represent the aggregate grant date fair value of stock options (including time-vesting stock options for 2022 and time-vesting and performance-vesting stock options for 2021) granted to each of our NEOs determined in accordance with ASC Topic 718, disregarding the effects of estimated forfeitures. The underlying valuation assumptions for these stock option awards are discussed in Note 11 to our consolidated financial statements for each of the years ended December 31, 2022 and December 31, 2021 included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. See “Compensation Summary—Elements of our Executive Compensation Program—Equity Compensation” above. With respect to performance-vesting stock options granted to Mr. Palmer, Dr. Leon and Dr. Ramos in fiscal year 2021, the grant date fair value of such options if all applicable performance milestones associated with such awards were achieved in full is $333,237, which is included in the amount in the table above.
(2)	Amounts represent annual bonuses earned by our NEOs under our annual bonus program. See “Compensation Summary—Elements of our Executive Compensation Program—Annual Cash Incentives” above.
(3)	Amounts shown in the “All Other Compensation” column for 2022 include matching contributions that we made under our 401(k) plan of $12,200 for each of Mr. Palmer and Drs. Leon and Ramos. Amounts shown in the “All Other Compensation” column for 2021 include matching contributions that we made under our 401(k) plan of $11,600 for each of Mr. Palmer and Drs. Leon and Ramos. The amount shown in the “All Other Compensation” column for 2021 for Drs. Leon and Ramos also includes a $500 gift card offered to all of our employees, along with a tax gross-up associated with the gift card ($250 for Dr. Leon and $224 for Dr. Ramos).

Narrative Disclosure to Summary Compensation Table

Agreements with our NEOs

Each NEO is party to an employment agreement with us that sets forth the terms and conditions of the NEO’s employment with us. The material terms of the agreements are as follows:

We entered into an employment agreement with Mr. Palmer in 2017, subsequently amended and restated this agreement effective May 19, 2020, subsequently amended the amended and restated agreement effective September 9, 2022, and further amended the agreement effective March 9, 2023. Mr. Palmer’s employment agreement sets forth his base salary and target annual bonus opportunity, both subject to periodic adjustment. The agreement also provides for severance payments and benefits in the event of a qualifying termination of his employment, as described below.

We entered into an employment agreement with Dr. Leon in 2017, subsequently amended and restated this agreement effective June 10, 2020, subsequently amended the amended and restated agreement effective September 9, 2022, and further amended the agreement effective March 9, 2023. Dr. Leon’s employment agreement sets forth his base salary and target annual bonus opportunity, both subject to periodic adjustment. The agreement also provides for severance payments and benefits in the event of a qualifying termination of his employment, as described below.

We entered into an employment agreement with Dr. Ramos in 2017, subsequently amended and restated this agreement effective June 9, 2020, subsequently amended the amended and restated agreement effective September 9, 2022, and further amended the agreement effective March 9, 2023. Dr. Ramos’s employment agreement sets forth her base salary and target annual bonus opportunity, both subject to periodic adjustment. The agreement also provides for severance payments and benefits in the event of a qualifying termination of her employment, as described below.

Restrictive covenants

Pursuant to their respective employment agreements (as amended and restated), Mr. Palmer and Drs. Leon and Ramos are bound by certain restrictive covenants. Mr. Palmer’s employment agreement contains perpetual non-disparagement, 12-month post-employment non-solicitation of employees, and 12-month post-employment non-competition restrictions. The employment agreement with each of Drs. Leon and Ramos contains 12-month post-employment non-solicitation of employees and 12-month post-employment non-competition restrictions. Each of our NEOs also entered into an Employee Non-Disclosure and Invention Assignment Agreement, under which he or she has agreed to a three-year post-employment obligation of confidentiality, an assignment of intellectual property covenant, and a covenant related to the protection and return of documents and other materials.

Severance Upon Termination of Employment; Change in Control

The employment agreements (as amended and restated) with our NEOs provide for severance payments and benefits in connection with specified termination events, subject to the NEO’s timely execution (without revocation) of a separation agreement provided by us containing a release of claims and other customary terms and continued compliance with the restrictive covenants described above. The terms “cause,” “good reason,” and “change in control” referred to below are defined in the NEO’s respective employment agreement.

If an NEO’s employment is terminated by us without cause or by the executive for good reason outside of a change in control, he or she will be entitled to receive (i) payment of his or her then-current base salary for a specified period following termination (18 months for Mr. Palmer and 12 months for Drs. Leon and Ramos), payable in installments in accordance with the Company’s payroll practices, (ii) a pro rata portion of his or her annual bonus based on objectives achieved at the termination date, paid on the date the annual bonus would have been paid had the executive’s employment continued, (iii) payment of COBRA premiums following the executive’s termination for a specified period (18 months for Mr. Palmer and 12 months for Drs. Leon and Ramos), or, if earlier, until the date on which the executive secures substantially gainful employment from a new employer, payable in installments in accordance with the Company’s payroll practices, (iv) accelerated vesting of all unvested time-based stock options granted under the Provention Bio, Inc. 2017 Equity Incentive Plan, as amended and restated, or the 2017 Plan (or any successor plan), with all outstanding vested stock options (whether time- or performance-based) remaining outstanding and exercisable for a period of 12 months following such termination (or, if earlier, until the original expiration date of such options), and (v) accelerated vesting of all equity awards (other than stock options) that would have become vested during a specified period following the date the executive’s employment terminates had the executive’s employment continued through such period (nine months for Mr. Palmer and Dr. Ramos and 12 months for Dr. Leon).

If an NEO’s employment is terminated by us without cause or by the executive for good reason within 12 months following a change in control of the Company, he or she will be entitled to receive (i) payment of his or her then-current base salary for a specified period following the date of such termination (24 months for Mr. Palmer and 18 months for Drs. Leon and Ramos), payable in installments in accordance with the Company’s payroll practices, (ii) an amount equal to 1.5x (2.0x for Mr. Palmer) his or her target annual bonus payable in installments in accordance with the Company’s payroll practices over the severance period specified in (i), (iii) payment of COBRA premiums following the executive’s termination for a specified period (24 months for Mr. Palmer and 18 months for Drs. Leon and Ramos), or, if earlier, until the date on which the executive secures substantially gainful employment from a new employer, payable in installments in accordance with the Company’s payroll practices, and (iv) accelerated vesting of all outstanding equity awards, with all outstanding stock options remaining outstanding and exercisable for their full term.

We entered into letter agreements on March 12, 2023 with our NEOs that provide for the reimbursement of excise taxes under Section 4999 of the Code so that on a net after-tax basis the NEOs would be in the same position as if no such excise tax had applied to the NEO, subject to an specified aggregate cap for all of our affected executives, including the NEOs.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of unvested equity awards held by our NEOs as of December 31, 2022.

	Option Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date
Ashleigh Palmer	4/25/2017	(2)	541,720	-	-	2.50	4/24/2027
(CEO)	6/24/2019	(4)	360,000	40,000	-	12.54	6/24/2029
	7/15/2020	(5)	48,213	27,550	61,987	12.62	7/15/2030
	5/12/2021	(6)	27,609	42,141	69,750	6.80	5/12/2031
	1/19/2022	(7)	-	360,000	-	4.37	1/19/2032
Francisco Leon	4/25/2017	(2)	342,103	-	-	2.50	4/25/2027
(CSO)	6/24/2019	(4)	360,000	40,000	-	12.54	6/24/2029
	7/15/2020	(5)	48,213	27,550	61,987	12.62	7/15/2030
	5/12/2021	(6)	27,609	42,141	69,750	6.80	5/12/2031
	1/18/2022	(8)	-	145,000	-	4.39	1/18/2032
Eleanor Ramos	9/11/2017	(3)	460,462	-	-	2.50	9/10/2027
(CMO)	6/24/2019	(4)	360,000	40,000	-	12.54	6/24/2029
	7/15/2020	(5)	48,213	27,550	61,987	12.62	7/15/2030
	5/12/2021	(6)	27,609	42,141	69,750	6.80	5/12/2031
	1/18/2022	(8)	-	145,000	-	4.39	1/18/2032

(1)	For stock option grants issued after July 19, 2018, the date of our initial public offering, the exercise price is equal to the closing price per share of our common stock on the grant date, as reported on The Nasdaq Global Select Market. For stock option grants issued prior to July 19, 2018, the option exercise price was determined using the probability-weighted expected return valuation method in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

(2)	These stock options vested in eight equal semi-annual installments beginning in October 2017 and ending in April 2021, generally subject to the NEO’s continued employment with the Company through each applicable vesting date.
(3)	Forty percent of the shares underlying the stock options in this grant vested in four equal annual installments beginning in July 2018 and ending in July 2021 and sixty percent of the shares underlying these stock options vested upon the achievement of certain performance-based milestones, in each case, generally subject to Dr. Ramos’ continued employment with the Company through the applicable vesting date. Performance-based stock options that were not achieved at the time of measurement were cancelled (81,258 options).
(4)	Forty percent of the shares underlying the stock options in this grant are subject to time-based vesting in four equal annual installments beginning in June 2020 and ending in June 2023 and sixty percent of the shares underlying these stock options are subject to performance-based vesting based on the achievement of certain performance-based milestones, in each case, generally subject to the NEO’s continued employment with the Company through each applicable vesting date. Two-thirds of the performance-based options subject to this grant vested in 2020 upon achievement of certain performance milestones and the remaining one-third of the performance-based options vested on November 22, 2022 upon FDA approval of the TZIELD BLA.
(5)	Forty percent of the shares underlying the stock options in this grant are subject to time-based vesting in four equal annual installments beginning in July 2021 and ending in July 2024 and sixty percent of the shares underlying these stock options are subject to performance-based vesting based on the achievement of certain performance-based milestones, in each case, generally subject to the NEO’s continued employment with the Company through each applicable vesting date. Twenty-five percent of the performance-based options subject to this grant vested on December 8, 2022 upon achievement of the commercial launch of TZIELD in the United States. The remaining unvested performance-based stock options are reported in the table assuming the performance milestones associated with such options are met in full.
(6)	Fifty percent of the shares underlying the stock options in this grant are subject to time-based vesting, such that one-fourth of these shares vested on May 12, 2022 and the remaining shares vest in 36 equal monthly installments thereafter such that all of the underlying shares will be vested on May 12, 2025. Fifty percent of the shares underlying the stock options in this grant will vest upon the achievement of certain performance-based milestones. In each case, vesting is generally subject to the NEO’s continued employment with the Company through each applicable vesting date. Performance-based stock options are reported in the table assuming the performance milestones associated with such options are met in full.
(7)	This stock option vested as to 25% of the underlying shares on January 19, 2023 and vests as to the remaining shares in 36 equal monthly installments thereafter such that all of the underlying shares will be vested on January 19, 2026, in each case, generally subject to Mr. Palmer’s continued employment with the Company through each applicable vesting date.
(8)	These stock options vested as to 25% of the underlying shares on January 18, 2023 and vest as to the remaining shares in 36 equal monthly installments thereafter such that all of the underlying shares will be vested on January 18, 2026, in each case, generally subject to the NEO’s continued employment with the Company through each applicable vesting date.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	12,489,652	$8.06	575,928
Equity compensation plans not approved by stockholders (2)	2,348,717	$6.21	2,151,283
Total	14,838,369	$7.77	2,727,211

(1)	Includes information regarding the 2017 Plan.
(2)	Includes information regarding the Provention Bio, Inc. 2020 Inducement Plan, as amended, or the Inducement Plan, pursuant to which equity awards may be granted to new employees in accordance with Nasdaq Listing Rule 5635(c)(4). The number of shares remaining available for future issuance reflects shares reserved by our Board for future issuance to new employees under the Inducement Plan.

2020 Inducement Plan

On October 29, 2020, our Board adopted, and on May 17, 2022, our Board amended, the Inducement Plan, pursuant to which equity awards may be granted to new employees in accordance with Nasdaq Listing Rule 5635(c)(4) as an inducement material to such employees entering into employment with the Company. Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock to individuals who were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. The Inducement Plan allows the Company to deliver up to 4,500,000 shares, subject to adjustment as contemplated by the provisions of the Inducement Plan. 1,223,000 options were awarded pursuant to the Inducement Plan during the year ended December 31, 2022.

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for their services to us during 2022. Mr. Palmer receives no additional compensation for his service as a director. The compensation received by Mr. Palmer as an employee during 2022 is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Jeffery Bluestone (2)	16,813	100,540	117,353
Avery Catlin	67,500	100,540	168,040
Sean Doherty (3)	46,033	393,796	439,829
John Jenkins	49,677	100,540	150,217
Wayne Pisano	97,823	100,540	198,363
Nancy Wysenski	58,539	100,540	159,079

(1)	Amounts represent the aggregate grant date fair value of stock option awards granted to our non-employee directors during 2022 determined in accordance with ASC Topic 718, disregarding the effect of estimated forfeitures. The underlying valuation assumptions for these awards are discussed in Note 11 to our consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The amount reported for Mr. Doherty also includes the incremental fair value, determined in accordance with ASC Topic 718, associated with the acceleration of his 33,000 stock options granted on May 17, 2022, the acceleration of his 32,245 stock options granted on September 26, 2019, and the extended post-termination exercise period for all of his outstanding stock options ($293,256) in connection with his resignation from our Board on November 1, 2022. As of December 31, 2022, Dr. Bluestone held options to purchase 118,323 shares of our common stock, Mr. Catlin held options to purchase 231,181 shares of our common stock, Mr. Doherty held options to purchase 207,181 shares of our common stock, Dr. Jenkins held options to purchase 184,981 shares of our common stock, Mr. Pisano held options to purchase 231,181 shares of our common stock, and Ms. Wysenski held options to purchase 207,181 shares of our common stock.
(2)	Dr. Bluestone resigned from our Board on June 1, 2022.
(3)	Mr. Doherty resigned from our Board on November 1, 2022.

In connection with Dr. Bluestone’s resignation from our Board on June 1, 2022, we entered into a Scientific Advisory Agreement with Dr. Bluestone under which he will serve as scientific advisor to the Company through the earlier of (a) the business day before the Company’s 2023 annual meeting of stockholders and (b) May 17, 2023 (“Termination Date”).

In connection with Mr. Doherty’s resignation from our Board on November 1, 2022, his 33,000 stock options granted on May 17, 2022 and 32,245 stock options granted on September 26, 2019 were accelerated and all outstanding options held by Mr. Doherty as of his resignation date will remain outstanding and exercisable for twelve (12) months following his resignation.

Non-Employee Director Compensation Policy

Pursuant to our non-employee director compensation policy for 2022, each member of our Board who is not an employee was compensated as follows:

●	each non-employee director receives an annual cash fee of $40,000 ($75,000 for our chairperson, including a $35,000 Board Chair cash fee);

●	each non-employee director who is a member of the Audit Committee receives an additional annual cash fee of $10,000 ($20,000 for the Audit Committee chair);

●	each non-employee director who is a member of the Compensation Committee receives an additional annual cash fee of $7,500 ($15,000 for our Compensation Committee chair);

●	each non-employee director who is a member of the Nominating and Corporate Governance Committee receives an additional annual cash fee of $5,000 ($10,000 for the Nominating and Corporate Governance Committee chair);

●	each non-employee director receives an annual grant of an option to purchase 33,000 shares of our common stock, which generally vests over a one-year period through the earlier of the business day before the next annual meeting of stockholders or the first anniversary of the grant date, subject to the director’s continued service on our Board; and

●	upon appointment, each non-employee director receives an initial grant of an option to purchase 66,000 shares of our common stock upon his or her appointment to our Board, which generally vests in eight equal semi-annual installments over a four-year period, subject to the director’s continued service on our Board through the applicable vesting date.

All cash fees payable pursuant to our director compensation policy are paid on a quarterly basis and no meeting fees are paid. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 20, 2023 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors and director nominees; (ii) each of the NEOs; (iii) all of the current executive officers and directors as a group; and (iv) each person, or group of persons, known by us based on reports filed with the SEC, who beneficially own more than five percent (5%) of the outstanding shares of our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of our common stock issuable under options or warrants that are exercisable on or within 60 days after March 20, 2023 are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of our common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of our common stock beneficially owned by each person or entity named in the following table is based on 94,780,874 shares of common stock issued and outstanding as of March 20, 2023 plus any shares issuable upon exercise of options or warrants held by such person or entity that are exercisable on or within 60 days after March 20, 2023.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
NEOs and Directors
Ashleigh Palmer (1)	3,574,858	3.7%
Francisco Leon (2)	3,306,524	3.5%
Eleanor Ramos (3)	1,021,883	1.1%
Avery Catlin (4)	251,181	**
Rita Jain	-	**
John Jenkins (5)	136,613	**
Wayne Pisano (6)	238,681	**
Nancy Wysenski (7)	174,936	**
All Executive Officers and Directors as a group (13 persons) (8)	9,769,681	9.8%
5% or Greater Stockholders
Entities affiliated with Sessa Capital (Master), L.P. (9)	11,879,023	12.5%
BlackRock, Inc. (10)	5,579,604	5.9%
Entities affiliated with Adage Capital Partners, L.P. (11)	5,398,825	5.7%

(*)	Unless otherwise indicated, the address is c/o Provention Bio, Inc., 55 Broad Street, 2nd Floor, Red Bank, NJ 07701.
(**)	Less than 1%.
(1)	Consists of (i) 2,570,050 shares of common stock and (ii) 1,004,808 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(2)	Consists of (i) 2,573,000 shares of common stock and (ii) 733,524 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.

(3)	Consists of (i) 70,000 shares of common stock and (ii) 951,883 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(4)	Consists of (i) 20,000 shares of common stock and (ii) 231,181 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(5)	Consists of (i) 136,613 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(6)	Consists of (i) 7,500 shares of common stock and (ii) 231,181 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(7)	Consists of (i) 174,936 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023.
(8)	Consists of (i) the shares of common stock and shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023 held by all Executive Officers and Directors in the beneficial ownership table above and (ii) 1,065,005 shares of common stock underlying stock options that are currently exercisable or scheduled to vest within 60 days of March 20, 2023 held in the aggregate by the Company’s other Executive Officers, including Messrs. Chauche, Hoitt and Osorio and Mses. King-Jones and Yi.
(9)	All information regarding entities affiliated with Sessa Capital (Master), L.P. (“the Fund”) is based on information disclosed in a Form 4 filed by the Fund, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Reporting Persons”) with the SEC on January 20, 2023. Includes 11,879,023 shares of common stock held directly by the Fund. Sessa Capital IM, L.P. is the investment manager of the fund and may be deemed to beneficially own the shares held directly by the Fund. Sessa Capital GP, LLC is the general partner of the Fund and Sessa Capital IM GP, LLC is the general partner of Sessa Capital IM, L.P. and may be deemed to beneficially own the shares held directly by the Fund. Mr. Petry is the manager of Sessa Capital GP, LLC and Sessa Capital IM CP, LLC and may be deemed to beneficially own the shares held directly by the Fund. The address for each of the Sessa Reporting Persons is 888 Seventh Avenue, 30th Floor, New York, NY 10019.
(10)	All information regarding BlackRock, Inc. is based on information disclosed in Schedule 13G/A filed with the SEC on February 1, 2023. The address for the reporting person is 55 East 52nd Street, New York, NY 10055.
(11)	All information regarding Adage Capital Partners, L.P. (“ACP”) is based on information disclosed in a Schedule 13G filed by ACP, Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson, and Philip Gross (collectively, the “ACP Reporting Persons”) with the SEC on February 21, 2023. Includes 5,398,825 shares of common stock held directly by ACP. ACP has the power to dispose of and the power to vote the common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations, and each of ACPGP and ACA may be deemed to beneficially own the shares held directly by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the common stock beneficially owned by ACP, and may also be deemed to beneficially own the shares held directly by ACP. The address for each of the ACP Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for NEOs and directors (which are described in the sections entitled “Executive Compensation” and “Director Compensation,” respectively) and indemnification agreements with our current directors and executive officers, we are not aware of any transaction or series of similar transactions since January 1, 2021, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, nominees for director, executive officers or holders of more than 5% of any class of our voting securities, or any member of the immediate family of the foregoing persons (each, a “related person”), had or will have a direct or indirect material interest.

Our Board has adopted written policies and procedures relating to the review of any transactions in which the Company is a participant and a related person has a direct or indirect material interest (“related party transactions”). Pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving related party transactions. Our Related Person Transaction Policy provides that prior to entering into a related party transaction other than those which have been pre-approved (as described below), the related person must notify our CFO of the facts and circumstances of the proposed transaction and the CFO reports such transaction, together with a summary of material facts, to the Audit Committee for consideration at the next regularly scheduled Audit Committee meeting or, if advance review is not feasible, to the chair of the Audit Committee who will then report any such transactions approved to the Audit Committee at the next meeting. In reviewing the related party transaction, the Audit Committee or its chair, as applicable, takes into account, among other factors deemed appropriate, whether the transaction is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Our Related Person Transaction Policy provides that certain pre-approved related party transactions are not subject to further review by the Audit Committee; instead, the Audit Committee reviews a summary of such transactions (other than compensation) at each regularly scheduled Audit Committee meeting. Such transactions include:

●	any compensation paid to a director or executive officer if such compensation (i) is required to be reported in our annual proxy statement or (ii) in the case of an executive officer who is not a family member of any other executive officer, would have been required to be reported in our annual proxy statement if the executive officer was an NEO;

●	any transaction with another company, other than our acquisition of that company, if the only relationship that the related person has with such company is as a non-executive employee, director or beneficial owner of less than 10% of such company’s shares, provided that the aggregate amount involved in such transaction does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues and that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

●	any transaction in which the related person’s interest arises solely from beneficially owning our common stock if all of our stockholders receive the same benefit on a pro rata basis (e.g., dividends); and

●	any transaction with an institutional investor who is a related person if such institutional investor is a related person solely because of its beneficial ownership of more than 5% of a class of our voting securities and does not take an active role in the management or direction of our business, provided that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

Director Independence

Our common stock is listed on The Nasdaq Global Select Market tier of Nasdaq. Under Nasdaq rules, a director will only qualify as an “independent director” if, among other qualifications, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under Nasdaq rules, “independent directors” must comprise a majority of our Board. In addition, Nasdaq rules require that (i) subject to certain exceptions, all of the members of the Audit Committee must be independent as defined by Nasdaq and, in addition, satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) all of the members of the Compensation Committee must be independent as defined by Nasdaq in accordance with Rule 10C-1 under the Exchange Act and (iii) either the members of the Nominating and Corporate Governance Committee must be independent as defined by Nasdaq (subject to certain limited exceptions) or director nominees must be selected or recommended for the Board’s selection by the separate vote of a majority of the Board’s independent directors.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based on information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Avery Catlin, Rita Jain, John Jenkins, Wayne Pisano and Nancy Wysenski, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules.

In making this determination, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2022	2021
Audit Fees	$406,917	$288,440
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$406,917	$288,440

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and reviews of our quarterly interim financial statements, and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees for reviews of registration statements.

Pre-Approval Policy. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. Pursuant to the Audit Committee Charter, the Audit Committee selects, retains and obtains, in its sole discretion, our independent registered public accounting firm and has the sole authority to approve their fees and retention terms. Non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board are categorically prohibited. All other non-audit services are reviewed to ensure that the provision of such services would not impair the independence of our independent registered public accounting firm. Certain non-audit services that are “de minimis” and otherwise meet the exception set forth in Section 10A(i)(1)(B) of the Exchange Act may not be pre-approved in all instances.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See accompanying index to Financial Statements on page F-1.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of March 12, 2023, by and among Provention Bio, Inc., Sanofi S.A. and Zest Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 13, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of July 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 19, 2018).

3.2	Amended and Restated By-Laws of Provention Bio, Inc., as adopted on March 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2023).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Provention Bio, Inc., effective as of May 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 14, 2021).

4.1	Specimen Certificate representing shares of common stock of Provention (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 20, 2018).

4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on June 12, 2018).

4.3	Form of Warrant dated April 25, 2017, issued to MDB Capital Group, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

4.4	Form of Warrant to Purchase Stock, dated as of July 7, 2022, issued by Provention Bio, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2022).

4.5	Warrant Agreement, dated September 15, 2022, issued by Provention Bio, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on November 3, 2022).

4.6	Warrant Agreement, dated February 2, 2023, issued by Provention Bio, Inc. (filed herewith, Exhibit 4.6).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed on February 24, 2022).

10.1	Form of Indemnification Agreement entered into by Provention with its Officers and Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.2	Amended and Restated 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-237113) filed on March 12, 2020). +

10.3	Form of Stock Option Award under 2017 Provention Bio, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.4	License Agreement by and between Provention and Vactech Ltd., dated April 25, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.5	License, Development and Commercialization Agreement by and between Provention and Janssen Pharmaceutica NV (CSF-1R), dated April 25, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). †

10.6	Form of Registration Rights Agreement between Provention and investors for an offering completed on April 25, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018).

10.7	Employment Agreement, dated April 25, 2017, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.8	Employment Agreement, dated April 25, 2017, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.9	Employment Agreement, dated June 20, 2017, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-224801) filed on May 9, 2018). +

10.10	Development Services Agreement by and between Provention and Intravacc dated March 6, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.11	License Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.12	Asset Purchase Agreement by and between Provention and MacroGenics, Inc. dated May 7, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-224801) filed on May 16, 2018). †

10.13	License and Collaboration Agreement by and between Provention and Amgen, Inc. dated November 5, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-38552) filed on March 19, 2019). †

10.14	Employment Agreement, dated January 7, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38552) filed on January 8, 2020). +

10.15	Provention Bio, Inc. 2020 Inducement Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2022). +

10.16	First Amended Employment Agreement, effective May 19, 2020, between Provention and Ashleigh Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 20, 2020). +

10.17	First Amended Employment Agreement, effective June 10, 2020, between Provention and Francisco Leon (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on June 11, 2020). +

10.18	First Amended Employment Agreement, effective June 9, 2020, between Provention and Eleanor Ramos (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 11, 2020). +

10.19	First Amended Employment Agreement, effective June 9, 2020, between Provention and Jason Hoitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 11, 2020). +

10.20	Employment Agreement, dated December 1, 2021, between Provention and Thierry Chauche (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on February 24, 2022). +

10.21	Form of Stock Option Award under Provention Bio, Inc 2020 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2021).

10.22	Scientific Advisor Agreement, dated June 1, 2022 between Provention Bio, Inc. and Jeffery Bluestone (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2022). +

10.23	Loan and Security Agreement, dated August 31, 2022, between Provention Bio, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2022). †

10.24	Amendment to First Amended Employment Agreement dated May 19, 2020, effective September 9, 2022, between Provention Bio, Inc. and Ashleigh Palmer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2022). +

10.25	Amendment to Employment Agreement dated December 11, 2021, effective September 9, 2022, between Provention Bio, Inc. and Thierry Chauche (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 3, 2022). +

10.26	Amendment to First Amended Employment Agreement dated June 9, 2020, effective September 9, 2022, between Provention Bio, Inc. and Eleanor Ramos (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 3, 2022). +

10.27	Co-Promotion Agreement, dated October 4, 2022, between Provention Bio, Inc. and Genzyme Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 24, 2023). †

10.28	Securities Purchase Agreement, dated October 4, 2022, between Provention Bio, Inc. and Aventis Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on March 24, 2023).

10.29	Amendment No. 1 to the Asset Purchase Agreement between Provention Bio, Inc. and MacroGenics, Inc., dated November 30, 2022 (filed herewith, Exhibit 10.29).

10.30	First Amendment to Loan and Security Agreement, dated February 2, 2023, between Provention Bio, Inc. and Hercules Capital Inc. (filed herewith, Exhibit 10.30).

10.31	Second Amendment to First Amended Employment Agreement, dated March 9, 2023, by and between Provention Bio. Inc. and Ashleigh Palmer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 13, 2023). +

10.32	Second Amendment to Employment Agreement, dated March 9, 2023, by and between Provention Bio, Inc. and Thierry Chauche (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 13, 2023). +

10.33	Second Amendment to First Amended Employment Agreement, dated March 9, 2023, by and between Provention Bio, Inc. and Eleanor Ramos (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 13, 2023). +

10.34	Letter Agreement, dated March 12, 2023, by and between Provention Bio. Inc. and Ashleigh Palmer (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 13, 2023).

10.35	Letter Agreement, dated March 12, 2023, by and between Provention Bio, Inc. and Thierry Chauche (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 13, 2023).

10.36	Letter Agreement, dated March 12, 2023, by and between Provention Bio, Inc. and Eleanor Ramos (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 13, 2023).

23.1	Consent of EisnerAmper LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.1).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith, Exhibit 32.2).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data (formatted in Inline XBRL and contained in Exhibit 101)

+	Compensation Related Contract.
†	Confidential treatment received for certain portions of this exhibit.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Provention Bio, Inc.

Date: March 29, 2023	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashleigh Palmer	Chief Executive Officer (Principal Executive Officer), Director	March 29, 2023
Ashleigh Palmer

/s/ Thierry Chauche	Chief Financial Officer (Principal Financial Officer)	March 29, 2023
Thierry Chauche

/s/ Justin Vogel	Chief Accounting Officer (Principal	March 29, 2023
Justin Vogel	Accounting Officer)

/s/ Avery Catlin	Director	March 29, 2023
Avery Catlin

/s/ Rita Jain	Director	March 29, 2023
Rita Jain

/s/ John Jenkins	Director	March 29, 2023
John Jenkins

/s/ Wayne Pisano	Director	March 29, 2023
Wayne Pisano

/s/ Nancy Wysenski	Director	March 29, 2023
Nancy Wysenski

PROVENTION BIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provention Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provention Bio, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for research and development expenses

As disclosed in the Note 3 to the financial statements, the Company is required to estimate its accrued expenses related to research and development activities. Liabilities related to research and development were included in accrued expenses and totaled approximately $8,301,000 as of December 31, 2022.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 29, 2023

PROVENTION BIO, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$44,039	$78,190
Marketable securities	120,964	16,921
Prepaid expenses and other current assets	7,056	5,985
Accounts receivable, net	1,359	—
Inventory, net	1,231	—
Total current assets	174,649	101,096

Non-current assets:
Intangibles, net	59,561	—
Marketable securities	—	32,021
Fixed assets, net	2,205	2,011
Operating lease right-of-use assets	321	373
Other assets	120	120
Total non-current assets	62,207	34,525
Total assets	$236,856	$135,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$3,546
Product milestones payable	45,188	—
Accrued expenses and other current liabilities	20,755	13,646
Deferred revenue	17,686	5,599
Total current liabilities	90,390	22,791

Debt, long-term	23,471	—
Deferred revenue, net of current portion	707	1,506
Operating lease liabilities, long-term	439	590
Total liabilities	115,007	24,887

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 87,667,699 shares issued and outstanding at December 31, 2022; 63,374,738 shares issued and outstanding at December 31, 2021	9	6
Additional paid-in capital	528,126	402,941
Accumulated other comprehensive loss	(647)	(139)
Accumulated deficit	(405,639)	(292,074)
Total stockholders’ equity	121,849	110,734
Total liabilities and stockholders’ equity	$236,856	$135,621

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Product revenues, net	$1,183	$—	$—
Collaboration revenues	11,712	1,395	—
Total revenues	12,895	1,395	—

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	512	—	—
Research and development	75,804	69,627	66,360
Selling, general and administrative	64,113	47,346	33,327
Amortization of intangible assets	627	—	—
Total operating expenses	141,056	116,973	99,687

Loss from operations	(128,161)	(115,578)	(99,687)
Interest income, net	2,241	146	583
Interest expense	(1,037)	—	—
Loss before income tax benefit	(126,957)	(115,432)	(99,104)
Income tax benefit	13,392	1,000	523
Net loss	$(113,565)	$(114,432)	$(98,581)

Net loss per common share, basic and diluted	$(1.52)	$(1.81)	$(1.88)
Weighted average common shares outstanding, basic and diluted	74,723	63,101	52,457

Net loss	$(113,565)	$(114,432)	$(98,581)
Other comprehensive loss:
Unrealized loss on marketable securities	(508)	(124)	(15)
Total comprehensive loss	$(114,073)	$(114,556)	$(98,596)

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated		Total
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2019	47,658	$5	$161,212	$—	$(79,061)	$82,156
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,590	1	103,269	—	—	103,270
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	725	—	9,869	—	—	9,869
Issuance of common stock in connection with warrant exercises	326	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	219	—	1,152	—	—	1,152
Unrealized loss on marketable securities, net of tax	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	13,223	—	—	13,223
Net loss	—	—	—	—	(98,581)	(98,581)
Balance at December 31, 2020	56,518	$6	$288,725	$(15)	$(177,642)	$111,074
Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,838	—	102,329	—	—	102,329
Issuance of common stock in connection with stock option exercises	19	—	48	—	—	48
Unrealized loss on marketable securities, net of tax	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	11,839	—	—	11,839
Net loss	—	—	—	—	(114,432)	(114,432)
Balance at December 31, 2021	63,375	$6	$402,941	$(139)	$(292,074)	$110,734
Issuance of common stock in connection with private placement, net	13,319	1	57,223	—	—	57,224
Issuance of common stock in connection with at-the-market stock sales, net of issuance costs	10,307	2	47,413	—	—	47,415
Issuance of common stock in connection with warrant exercises	101	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	566	—	1,036	—	—	1,036
Issuance of warrants in connection with debt issuance		—	485	—	—	485
Unrealized loss on marketable securities, net of tax	—	—	—	(508)	—	(508)
Stock-based compensation	—	—	19,028	—	—	19,028
Net loss	—	—	—	—	(113,565)	(113,565)
Balance at December 31, 2022	87,668	$9	$528,126	$(647)	$(405,639)	$121,849

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020

Operating activities
Net loss	$(113,565)	$(114,432)	$(98,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,028	11,839	13,223
Amortization of intangible assets	627	—	—
Amortization of premium and discounts on marketable securities	(210)	538	247
Amortization of debt issuance costs and accretion of debt discount	247	—	—
Non-cash operating lease expense	(73)	(37)	25
Depreciation and amortization	601	387	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,071)	(1,255)	(4,112)
Accounts receivable, net	(1,359)	—	—
Inventory, net	(1,231)	—	—
Accounts payable	3,215	(4,022)	5,793
Accrued interest receivable	12	61	131
Accrued expenses and other current liabilities	7,083	4,431	7,025
Other assets	—	—	(120)
Deferred revenue	11,288	7,105	—
Net cash used in operating activities	(75,408)	(95,385)	(76,336)

Investing activities
Purchase of marketable securities	(103,082)	(55,285)	(28,715)
Maturities of marketable securities	30,750	25,150	55,000
Purchase of fixed assets	(795)	(961)	(1,111)
Product milestone payments	(15,000)	—	—
Net cash (used in) provided by investing activities	(88,127)	(31,096)	25,174

Financing activities
Proceeds from private placement, net	57,224	—	—
Proceeds from at-the-market stock sales, net	47,415	—	9,869
Proceeds from issuance of debt, long-term, net	23,709	—	—
Proceeds from underwritten public offering, net	—	102,329	103,270
Proceeds from stock option exercises	1,036	48	1,152
Net cash provided by financing activities	129,384	102,377	114,291

Net change in cash and cash equivalents	(34,151)	(24,104)	63,129
Cash and cash equivalents at beginning of period	78,190	102,294	39,165
Cash and cash equivalents at end of period	$44,039	$78,190	$102,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$575	$—	$—
Operating cash flows used for operating leases	$221	$185	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$413
Supplemental disclosure of non-cash financing transactions:
Fair value of warrants issued in connection with debt issuance	$485	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

PROVENTION BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollars and shares in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Provention Bio, Inc. (the “Company”), is a commercial-stage biopharmaceutical company dedicated to intercepting and preventing immune-mediated diseases. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, commercialization activities, recruiting management and technical staff, acquiring operating assets and raising capital. The Company’s business is subject to significant risks and uncertainties and will be dependent on raising substantial additional capital before it becomes profitable, and it may never achieve profitability. The Company was incorporated in 2016 under the laws of the State of Delaware.

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

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses since inception and as of December 31, 2022, the Company had an accumulated deficit of $405.6 million. To date, the Company has financed its operations primarily through equity and debt offerings.

The Company has devoted substantially all of its financial resources and efforts to research and development, pre-commercial activities, and following FDA approval of TZIELD in November 2022, commercial sales activities. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $165.0 million.

In September 2022, the Company received $23.7 million in net proceeds from the Loan and Security Agreement (the “Hercules LSA”) with Hercules Capital, Inc., which provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million was drawn on August 31, 2022. On February 2, 2023, the Company received net proceeds of approximately $38.9 million from the second tranche of the Hercules LSA, which became available following FDA approval of TZIELD. See Note 12 – Debt for a full description and additional details of the Company’s Loan and Security Agreement with Hercules Capital, Inc.

In October 2022, in connection with its co-promotion agreement (the “Sanofi Co-Promotion Agreement”) with Genzyme Corporation, a fully-owned subsidiary of Sanofi S.A. (“Sanofi”), the Company granted Sanofi an exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize teplizumab with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture teplizumab in support of such research, development and commercialization (the “ROFN”) in exchange for a one-time upfront, non-refundable, payment of $20.0 million. The $20.0 million ROFN payment was received in October 2022.

Simultaneously with the Sanofi Co-Promotion Agreement, the Company and Sanofi also entered into a Securities Purchase Agreement (the “Sanofi Securities Purchase Agreement”), pursuant to which Sanofi agreed to purchase $35.0 million of the Company’s common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date, which was conditioned on the FDA’s approval of TZIELD for the delay of clinical T1D in at-risk individuals.

On February 9, 2023, the Company elected to proceed with the closing of the Sanofi Securities Purchase Agreement, pursuant to which, on February 10, 2023, Sanofi purchased 2,712,497 shares of the Company’s common stock at a purchase price of approximately $12.90 per share, which was equal to 140% of the daily volume-weighted average price per share of the Company’s common stock for the five consecutive trading days prior to the closing date, for a total investment of $35.0 million. See Note 6 – Commitments and Contingencies for a full description and additional details of the Sanofi Securities Purchase Agreement.

The Company expects to continue to incur significant expenses and increasing operating losses over the next several years due to, among other things, cost related to the commercial launch for TZIELD, including co-promotion expenses under the Sanofi Co-promotion Agreement, as well as costs related to research funding, development of its product candidates, strategic alliances, as well as the continued build-out of its administrative and commercial organization. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s cash requirements for 2023 and into 2024 will be impacted by a number of factors, the most significant of which are the success of its commercial launch of TZIELD, expenses related to the commercialization of TZIELD, commercial sales activities (including the Sanofi Co-Promotion Agreement), the milestone payments due to MacroGenics, Inc. (“MacroGenics”), the PROTECT clinical trial and manufacturing activities for TZIELD. Other factors include costs related to the Company’s other ongoing clinical trials, such as the Phase 2b PROACTIVE clinical study of ordesekimab in celiac disease and the Phase 2a PREVAIL-2 clinical study of PRV-3279 in lupus.

The Company believes, based on its current operating plans, which include the Company’s commercial launch of TZIELD, and other factors described above, that its cash, cash equivalents and marketable securities of $165.0 million as of December 31, 2022, together with the $35.0 million received in February 2023 under the Sanofi Securities Purchase Agreement (as defined below) and the net proceeds of approximately $38.9 million received from the second tranche of the Hercules LSA in February 2023, will be sufficient to fund the Company’s operating requirements for at least the next 12 months from the issuance of these financial statements. The Company has based these estimates on assumptions that may differ from actual results, and the Company’s available capital resources could be consumed faster than it currently expects. Factors that could impact the Company’s cash runway, which may cause the Company to encounter future liquidity needs if it does not raise additional capital, include, but are not limited to, the success of the Company’s commercial launch for TZIELD and the Company’s ability to continue to generate product revenues from sales of TZIELD as well as potential changes to estimated costs of commercialization which include the Company’s commitments under the Sanofi Co-Promotion Agreement.

The Company will need to raise additional capital to fund its operations, to execute its strategy and to continue as a going concern. The Company currently plans to raise additional capital, subject to any reasonable restrictions in the Merger Agreement, through public or private equity or debt financings, or potential out-licensing transactions. Such additional funding will be necessary to continue to develop the Company’s product candidates, to pursue the license or purchase of other technologies, to commercialize TZIELD or its product candidates or to purchase other products. The Company may seek to sell common or preferred equity or convertible debt securities, enter into other credit facilities or another form of third-party funding, or seek other debt financing. In addition, the Company may consider raising additional capital to fund operating activities, to expand its business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common stock. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangement could require the Company to relinquish valuable rights. The Company may require additional capital beyond its currently anticipated needs. Additional capital may not be available on reasonable terms, or at all. If the Company is unable to obtain sufficient additional funds when required, it may be forced to delay, restrict or eliminate all or a portion of its development programs, halt commercial sales activities for TZIELD, dispose of assets or technology or cease operations.

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

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company holds cash and cash equivalents at third-party financial institutions, that may from time to time, be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. However, the Company believes its risk of loss is minimal as the majority of its cash, cash equivalents and marketable securities are held in custodial accounts at multiple large financial institutions which are well established and of high quality. The Company has not experienced any losses to date.

The Company is exposed to risks associated with extending credit to customers related to product sales. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected credit loss methodology to calculate allowances for accounts receivable. The Company’s measurement of expected credit losses is based on current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The Company provides reserves against accounts receivable for expected credit losses that may result from a customer’s inability to pay. As of December 31, 2022, expected credit losses were not material. Gross product revenue and accounts receivable from each of the Company’s three largest customers consisted of the following:

	Percentage of Gross Product Revenue		Percentage of Accounts Receivable
	Years Ending December 31,
	2022	2021	2022	2021

Customer A	62%	—%	63%	—%
Customer B	25%	—%	25%	—%
Customer C	13%	—%	12%	—%

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

On a quarterly basis, the Company reviews the status of each security in an unrealized loss position, to evaluate the existence of potential credit losses. The Company first considers whether it intends to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company considers a number of factors to determine if the decline in fair value has resulted from credit losses or other factors, including but not limited to: (1) the extent of the decline; (2) changes to the rating of the security by a rating agency; (3) any adverse conditions specific to the security; and (4) other market conditions that may affect the fair value of the security. If this assessment indicates that a credit loss exists and the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit losses is required for the credit loss. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. As of December 31, 2022, the Company has not recognized any impairment or credit losses on its available for sale securities.

Accounts receivable, net

The Company’s accounts receivable arise from product sales and represent receivables due from the Company’s specialty distributor and specialty pharmacies in the United States. Accounts receivable are recorded net of customer allowances for prompt pay discounts, chargebacks and any estimated expected credit losses. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if no payments are required of the Company). The Company has had no historical write-offs of its accounts receivable.

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

Inventory, net and cost of product revenues (excluding amortization of intangible assets)

The Company values its inventories at the lower-of-cost or net realizable value on a first-in, first-out basis. The Company began capitalizing inventory costs following FDA approval of TZIELD in November 2022. Prior to regulatory approval, the Company recorded such manufacturing and material costs as research and development expenses when incurred.

Inventories include the cost for materials, third party contract manufacturing and packaging services, and direct overhead associated with manufacturing. The Company performs an assessment of the recoverability of inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of product revenues (excluding amortization of intangible assets) in the consolidated statements of comprehensive loss.

Cost of product revenues (excluding amortization of intangible assts) consists primarily of direct and indirect costs related to the manufacturing of TZIELD products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. Manufacturing cost is determined using a standard cost method, which approximates actual cost. If product related costs had not previously been expensed as research and development expenses prior to FDA approval, the incremental inventory costs related to TZIELD products sold during the year ended December 31, 2022 would not have materially impacted the Company’s consolidated statements of comprehensive loss. Inventory used for clinical development purposes is expensed to research and development expense when consumed.

Intangibles, net

The Company’s definite-lived intangible assets consists of milestone payments for in-licensed product rights which have an alternative future use, and are stated in the Company’s consolidated balance sheets, net of accumulated amortization and impairments, if applicable.

The in-licensed rights primarily relate to the Company’s agreement with MacroGenics. The definite-lived intangible assets are being amortized on a straight-line basis over the remaining initial regulatory exclusivity period.

Impairment of definite-lived intangible assets

The Company reviews the recoverability of its definite-lived intangible assets for indicators of impairments whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of definite-lived intangible assets existed at December 31, 2022.

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

Stock-based compensation expense is included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of comprehensive loss.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers or provides to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

Product revenue, net

Product revenues, net consists of net sales of TZIELD. The only performance obligation in the Company’s contracts with customers is to timely deliver drug products to the customer’s designated location. The Company provides no right of return to its customers except in cases of shipping error, product defect or certain other limited circumstances. Product revenues are recognized when the customers take control of the product, which occurs upon delivery to the customers. The Company sells TZIELD principally to a limited number of distributors, which include a specialty distributor and two specialty pharmacies in the United States. For the year ended December 31, 2022, all sales of TZIELD occurred in the United States. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution fees, (b) government rebates, such as Medicaid and Tricare, (c) estimated chargebacks, including the Public Health Service 340B drug pricing program chargebacks, and (d) costs of co-pay assistance programs for patients. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable, net (prompt pay discounts and chargebacks) or as accrued expenses and other current liabilities (rebates, co-payment assistance and distributor fees). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Invoice Discounts and Distribution Fees

The Company provides invoice discounts on product sales to its specialty pharmacies for remitting payment on their purchases within established incentive periods. Distribution fees relate to fees paid to customers in the distribution channel that provide the Company with inventory management, data and distribution services and are generally accounted for as a reduction of revenue. To the extent that the services received are distinct from the Company’s sale of products to the customers, these payments are accounted for as selling, general and administrative expenses. Reserves for prompt payment discounts and distribution fees are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, net, or as an increase in current liabilities, respectively.

Rebates

The Company contracts with government agencies (its “Third-party Payers”) so that TZIELD will be eligible for purchase by, or partial reimbursement from, such Third-party Payers. The Company estimates the rebates it will provide to Third-Party Payers and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to Third-Party Payers based upon (i) the Company’s contracts with these Third-Party Payers, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) historical experience.

Chargebacks

Chargebacks are discounts that occur when certain contracted customers, currently PHS eligible institutions and other federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company’s distributors. Contracted customers generally purchase the product at a discounted price and the specialty distributor or specialty pharmacy, in turn, charges back to the Company the difference between the price the distributor initially paid, and the discounted price paid by the contracted customers. The Company estimates chargebacks provided to the Company’s distributors and deducts these estimated amounts from gross product revenues, and from accounts receivable, net, at the time revenues are recognized.

Co-pay Assistance

Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish accruals for co-payment assistance. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. The Company adjusts its accruals for co-pay assistance based on actual redemption activity and estimates of future redemptions related to sales in the current period.

The following table provides a summary roll-forward of the Company’s sales allowances and related accruals for the years ended December 31, 2022 and 2021, which have been deducted in arriving at product revenues, net:

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total

Balance as of December 31, 2021	$—	$—	$—
Allowances for current period sales	33	335	368
Allowances for prior period sales	—	—	—
Payments and credits	—	—	—
Balance as of December 31, 2022	$33	$335	$368

Balance as of December 31, 2020	$—	$—	$—
Allowances for current period sales	—	—	—
Allowances for prior period sales	—	—	—
Payments and credits	—	—	—
Balance as of December 31, 2021	$—	$—	$—

The following table summarizes the total sales allowances and related accruals above included in the Company’s consolidated balance sheets for the periods indicated:

	December 31, 2022	December 31, 2021

Reduction to accounts receivable	$191	$—
Component of accrued expenses	177	—
Total sales allowances and related costs	$368	$—

Collaboration revenue

At the inception of a collaboration agreement, the Company first assesses whether the contractual agreement is within the scope of ASC 808, Collaborative Arrangements by evaluating whether the agreement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration agreement in its entirety represents a contract with a customer as defined by ASC 606. If only a portion of the collaboration agreement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.

In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the five steps mentioned above.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Topic 405). This ASU provided guidance to increase the transparency of supplier finance programs. The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption may have on its financial statements, which it expects may only have a disclosure impact.

4. CAPITALIZATION

As of December 31, 2022 and 2021, the Company had authorized 150,000,000 shares of common stock, $0.0001 par value per share, of which 87,667,699 and 63,374,738 shares, respectively, were issued and outstanding. In addition, as of December 31, 2022 and 2021, the Company had authorized 25,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

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

2021 ATM Program

The Company has established an at-the-market program (the “2021 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $150.0 million of shares of its common stock. During the year ended December 31, 2022, the Company sold 10,306,780 shares of its common stock for aggregate net proceeds of $47.4 million, net of $1.7 million in sales commissions and other offering expenses, under the 2021 ATM Program, all of which occurred during the quarters ended June 30, 2022 and September 30, 2022.

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

June 2020 Public Offering

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

2019 ATM Program

In August 2019, the Company established an at-the-market program (the “2019 ATM Program”) through which the Company may sell, from time to time at its sole discretion, up to $50.0 million of shares of its common stock. In February 2021, the Company established the 2021 ATM Program. In connection with the establishment of the 2021 ATM Program, the Company terminated the 2019 ATM Program, and no additional stock may be issued thereunder. Prior to its termination, the Company sold 725,495 shares of its common stock for aggregate net proceeds of approximately $9.9 million, net of $0.3 million in sales commissions, under the 2019 ATM Program, all of which occurred during the quarter ended June 30, 2020.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of December 31, 2022 and 2021 were $44.0 million and $78.2 million, respectively, and included cash and investments in money market funds, U.S. Treasury securities and investment-grade corporate debt securities with original maturities of 90 days or less.

The Company considers securities with original maturities of greater than 90 days at the date of purchase to be available for sale securities. The Company held available for sale securities with a fair value totaling $121.0 million and $48.9 million at December 31, 2022 and 2021, respectively. These available for sale securities consisted solely of investment-grade corporate debt securities, U.S. Treasury securities and U.S. Government agency securities and have expected maturities ranging from approximately one month to approximately 10 months. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors. As of December 31, 2022, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

The following table summarizes the amortized cost, fair value, allowance for credit losses and effective maturities of the Company’s cash, cash equivalents and available for sale securities:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents
Cash	$5,415	$—	$—	$5,415
Money market funds	27,758	—	—	27,758
U.S. Treasury securities	6,721	1	—	6,722
Corporate debt securities	4,144	—	—	4,144
Total cash and cash equivalents	44,038	1	—	44,039

Marketable securities, current
U.S. Treasury securities	70,530	5	(22)	70,513
Corporate debt securities	41,153	1	(622)	40,532
U.S. Government agency securities	9,929	—	(10)	9,919
Total marketable securities	121,612	6	(654)	120,964
Total cash, cash equivalents and marketable securities	$165,650	$7	$(654)	$165,003

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents
Cash	$4,259	$—	$—	$4,259
Money market funds	73,931	—	—	73,931
Total cash and cash equivalents	78,190	—	—	78,190

Marketable securities, current
Corporate debt securities	16,945	—	(24)	16,921

Marketable securities, non-current
Corporate debt securities	32,136	—	(115)	32,021
Total marketable securities	49,081	—	(139)	48,942
Total cash, cash equivalents and marketable securities	$127,271	$—	$(139)	$127,132

The Company’s available for sale securities are reported at fair value on the Company’s consolidated balance sheets. Unrealized gains (losses) are reported within accumulated other comprehensive loss in the consolidated statements of comprehensive loss. The cost of securities sold and any realized gains/losses from the sale of available for sale securities are based on the specific identification method. The changes in accumulated other comprehensive loss associated with the unrealized loss on available for sale securities during the years ended December 31, 2022, 2021 and 2020, respectively, were as follows:

	Years Ended December 31,
	2022	2021	2020

Beginning balance	$(139)	$(15)	$—
Current period changes in fair value before reclassifications, net of tax	(508)	(124)	(15)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—
Other comprehensive loss	(508)	(124)	(15)
Ending balance	$(647)	$(139)	(15)

6. COMMITMENTS AND CONTINGENCIES

License and Other Agreements

TZIELD-related Agreements

In May 2018, the Company entered into an Asset Purchase Agreement (the “MacroGenics Asset Purchase Agreement”) with MacroGenics pursuant to which the Company acquired MacroGenics’ interest in teplizumab, a humanized mAb for the treatment of Type 1 Diabetes (“T1D”). As partial consideration for the MacroGenics Asset Purchase Agreement, the Company granted MacroGenics a warrant to purchase 2,162,389 shares of the Company’s common stock at an exercise price of $2.50 per share. The Company is obligated to pay MacroGenics contingent milestone payments totaling $170.0 million upon the achievement of certain regulatory approval milestones, including $60.0 million which became payable on November 17, 2022 when the FDA approved TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. This milestone is for the first indication approved in the United States. In addition, the Company is obligated to make contingent milestone payments to MacroGenics totaling $225.0 million upon the achievement of certain sales milestones. The Company is also obligated to pay MacroGenics a single-digit royalty on net sales of the product. The Company has also agreed to pay third-party obligations, including low single-digit royalties, a portion of which is creditable against royalties payable to MacroGenics, aggregate milestone payments of up to approximately $0.7 million and other consideration, for certain third-party intellectual property under agreements the Company assumed pursuant to the MacroGenics Asset Purchase Agreement. Further, the Company is required to pay MacroGenics a low double-digit percentage of certain consideration to the extent it is received in connection with a future grant of rights to teplizumab by the Company to a third party. The Company is obligated to use reasonable commercial efforts to develop and seek regulatory approval for teplizumab.

In November 2022, the Company and MacroGenics entered into Amendment No. 1 to the MacroGenics Asset Purchase Agreement (the “MacroGenics Amendment”). Pursuant to the MacroGenics Amendment, the $60.0 million milestone payment related to the achievement of FDA approval of TZIELD to delay the onset of Stage 3 T1D in adult and pediatric patients aged either year or older with Stage 2 T1D was revised to require the amount to be paid in four equal installments rather than within 90 days of FDA approval. Under the MacroGenics Amendment, the Company paid $15.0 million to MacroGenics on November 30, 2022, and is required to pay MacroGenics $15.0 million on each of March 1, 2023, June 1, 2023 and September 1, 2023. As of December 31, 2022, the remaining $45.0 million payable to MacroGenics is recorded within Product milestones payable in the Company’s consolidated balance sheets.

On October 4, 2022, the Company entered into the Sanofi Co-Promotion Agreement. Pursuant to the Sanofi Co-Promotion Agreement, the Company appointed Sanofi to co-promote and conduct certain commercialization activities with respect to TZIELD in the United States on a co-exclusive basis for the treatment to delay the onset of Stage 3 T1D in adult and pediatric patients aged eight years and older with Stage 2 T1D. The Company also committed to reimburse the field force-related expenses and certain other allowable expenses that Sanofi will incur in connection with commercializing TZIELD under the agreement, up to an aggregate cap of $33.0 million, which includes a pre-determined margin on field force-related expenses. Pursuant to the Sanofi Co-Promotion Agreement, the Company also granted Sanofi an exclusive, one-time right of first negotiation to obtain exclusive rights to research, develop and commercialize TZIELD with respect to the treatment or delay of T1D, or any of its root causes throughout the world, and to manufacture TZIELD in support of such research, development and commercialization in exchange for a one-time, upfront, non-refundable payment of $20.0 million, and subject to certain retained rights of the Company to engage in discussions with third parties with respect to certain transactions (“Third Party Transactions”). Sanofi may exercise the ROFN until June 30, 2023 (the “Initial ROFN Period”), and the Initial ROFN Period may be extended at Sanofi’s election, upon payment of a one-time extension fee, to the later of (i) September 30, 2023, and (ii) 60 days after the Company delivers to Sanofi the top-line data for an identified clinical trial sponsored by the Company (the “Data Delivery Date”). Within six months following the later of the expiration of (x) the Initial ROFN Period, and (y) any extension to the Initial ROFN Period pursuant to the terms of the Sanofi Co-Promotion Agreement, the Company may not enter into a Third Party Transaction on terms that are materially less favorable in the aggregate to the Company than the most recent terms Sanofi offered, if any, without first permitting Sanofi to execute an agreement with the Company on either such terms previously offered by Sanofi or the terms offered by such third party.

The activities of the Company and Sanofi under the Sanofi Co-Promotion Agreement in the United States will be overseen by a joint steering committee composed of representatives from the Company and Sanofi. Under the Sanofi Co-Promotion Agreement, subject to any execution of a definitive agreement following an exercise of the ROFN, the Company will retain the right to develop, manufacture, supply and distribute, as well as determine the commercialization strategy for, TZIELD and will remain responsible for the costs of holding and maintaining regulatory approval of, reporting adverse events relating to, developing, manufacturing, supplying and distributing TZIELD. The term of the Sanofi Co-Promotion Agreement expires on December 31, 2023. Subject to specified notice periods and limitations, (a) Sanofi may terminate the Sanofi Co-Promotion Agreement early if regulatory approval for TZIELD either is not obtained in the United States by December 31, 2022 or is obtained but later withdrawn or the Company undergoes a change of control with a major biopharmaceutical company with a certain level of financial resources and (b) either the Company or Sanofi may terminate the Sanofi Co-Promotion Agreement early if (i) the other party commits an uncured material breach, (ii) the other party undergoes a bankruptcy event, (iii) there is a material safety event associated with teplizumab, or (iv) there is a prolonged delay in performance due to a force majeure event.

Simultaneously, the Company and Sanofi also entered into the Sanofi Securities Purchase Agreement. Pursuant to the Sanofi Securities Purchase Agreement, if the BLA submitted to the FDA for the delay of clinical T1D in at-risk individuals is approved by the FDA, Sanofi has agreed to purchase $35.0 million of the Company’s common stock at a purchase price per share equal 140% of the daily volume-weighted average per share price of the Company’s common stock for the five consecutive trading days prior to the closing date. On February 9, 2023, the Company elected to proceed with the closing of the Sanofi Securities Purchase Agreement, pursuant to which, on February 10, 2023, Sanofi purchased 2,712,497 shares of the Company’s common stock at a purchase price of approximately $12.90 per share, which was equal to 140% of the daily volume-weighted average price per share of the Company’s common stock for the five consecutive trading days prior to the closing date, for a total investment of $35.0 million.

The Company evaluated the Sanofi Co-Promotion Agreement under the provisions of ASC 606 and identified one material promise: grant of the ROFN for TZIELD. The Company determined that the transaction price of the Sanofi Co-Promotion Agreement was $20.0 million, consisting solely of the one-time, upfront, non-refundable payment, which was received in October 2022. The total transaction price was allocated to the single identified performance obligation. The Company determined that Sanofi’s option to extend the Initial ROFN period for one-time extension payment constitutes a marketing offer, as it did not represent a material right, and the additional payment will be recognized only when Sanofi exercises its option to extend the ROFN period. The Company recognizes collaboration revenue for the Sanofi Co-Promotion Agreement using a time elapsed output method and will recognize the $20.0 million upfront payment on a straight-line basis over the Initial ROFN period from October 4, 2022 through June 30, 2023. The Company recognized collaboration revenue of $6.6 million during the year ended December 31, 2022. No collaboration revenue was recognized during the years ended December 31, 2021 and 2020. Total deferred revenue at December 31, 2022 from the Sanofi Co-Promotion Agreement was $13.4 million.

PRV-3279-related Agreements

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

In February 2021, the Company entered into a License Agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a wholly-owned subsidiary of Huadong Medicine Co., Ltd. (the “Huadong License Agreement”), pursuant to which the Company granted Huadong exclusive rights for the purpose of developing and commercializing PRV-3279, a DART® (bispecific antibody-based molecule) targeting the B cell surface proteins CD32B and CD79B, in Greater China (mainland China, Hong Kong, Macau and Taiwan). Provention Bio will retain exclusive worldwide rights to develop PRV-3279 for combination uses to reduce the immunogenicity of biotherapeutics, but Huadong will have the exclusive right to distribute PRV-3279 in that field in Greater China. In consideration of the license and other rights granted as part of the Huadong License Agreement, the Company received an upfront payment of $6.0 million and has the ability to receive up to $11.5 million in research, development and manufacturing funding. As of December 31, 2022, the Company has received an aggregate of $5.5 million in research, development and manufacturing funding under the Huadong License Agreement, including $3.0 million received during the year ended December 31, 2022. If Huadong successfully develops, obtains regulatory approval for, and commercializes PRV-3279 in Greater China, the Company is eligible to receive up to $37.0 million in regulatory milestones and up to $135.0 million in commercial milestones based on aggregate net sales in a calendar year in Greater China. If commercialized, the Company would also be eligible to receive low double-digit royalties on net sales of PRV-3279 by Huadong in Greater China. The License Agreement may be terminated by either party upon a material breach or bankruptcy of the other party, by Huadong without cause upon at least 12 months prior notice to the Company, and by the Company in the event Huadong challenges a licensed patent or in the event that the Company’s upstream license terminates. The Company may also terminate the License Agreement if Huadong ceases commercialization of PRV-3279 for a consecutive period of six months after first commercial sale. The Company is generally responsible for the manufacturing of PRV-3279 through regulatory approval in Greater China and Huadong will exclusively purchase all clinical and commercial supply requirements of PRV-3279 from the Company until Huadong exercises its option to assume manufacturing responsibilities, which may be triggered after regulatory approval in China. The Company will retain all rights to PRV-3279 in the rest of the world. The Company initiated a Phase 2a trial of PRV-3279 in systemic lupus erythematosus in January 2022 and is conducting a portion of this trial in Hong Kong.

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

The Company recognizes collaboration revenue using a cost-based input method according to costs incurred to date compared to estimated total costs of the clinical research activities over the period which the activities are performed under the agreement, which began in mid-2021 and are currently expected to occur through the second half of 2024. The Company recognized collaboration revenue of $5.1 million during the year ended December 31, 2022, all of which was included in the deferred revenue balance of $7.1 million as of December 31, 2021. The Company recognized collaboration revenue of $1.4 million during the years ended December 31, 2021. No collaboration revenue was recognized during the year ended December 31, 2020. Total deferred revenue at December 31, 2022 from the Huadong License Agreement was $5.0 million.

Ordesekimab-related Agreements

In November 2018, the Company entered into a License and Collaboration Agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) for ordesekimab (also known as AMG 714), a novel anti-IL-15 monoclonal antibody being developed for the treatment of gluten-free diet non-responsive celiac disease (“NRCD”). Under the terms of the agreement, the Company will conduct and fund a Phase 2b trial in NRCD and lead the development and regulatory activities for the program. Amgen agreed to make an equity investment of up to $20.0 million in the Company, subject to certain terms and conditions set forth in the agreement. Amgen is also responsible for the manufacturing of ordesekimab. Upon completion of the Phase 2b trial, a $150.0 million milestone payment is due from Amgen to the Company upon exercise of Amgen’s option to continue development of the program, plus an additional potential regulatory milestone payment, and single digit royalties on future sales; provided, however, that Amgen has the right to elect not to pay the $150.0 million milestone, in which case the Company will have an option to negotiate for the transfer to the Company of rights to AMG 714 pursuant to a termination license agreement between Amgen and the Company and no additional royalties or milestones would be due from Amgen. The material terms of the termination license agreement have been negotiated and agreed and form part of the Amgen Agreement. Under the terms of the termination license agreement, the Company would be obligated to make certain contingent milestone payments to Amgen and other third parties totaling up to $70.0 million upon the achievement of certain clinical and regulatory milestones and a low double-digit royalty on net sales of any approved product based on the IL-15 technology. The agreement may be terminated by either party upon a material breach or upon an insolvency event and by Amgen if the Company is not able to fund our clinical development obligations (among other termination triggers). The agreement expires upon the expiration of Amgen’s last obligation to make royalty payments to Provention. In September 2019, in a private placement completed concurrently with the Company’s underwritten public offering, Amgen purchased 2,500,000 shares of the Company’s common stock at the underwritten public offering price of $8.00 per share, for a total investment of $20.0 million.

PRV-101-related Agreements

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

Legal Proceedings

On August 8, 2022, a shareholder derivative complaint (the “Complaint”) was filed in the Court of Chancery of the State of Delaware naming Chief Executive Officer Ashleigh Palmer, retired and former Chief Financial Officer Andrew Drechsler, former directors Jeffrey Bluestone and Sean Doherty, and directors Avery Catlin, John Jenkins, Wayne Pisano, and Nancy Wysenski as defendants (the “Individual Defendants”) (the “Delaware Derivative Action”). The Company is named as a nominal defendant. The Complaint alleges: (1) breaches of fiduciary duty against all Individual Defendants in connection with disclosures made regarding the TZIELD BLA and TZIELD’s commercialization timeline; and (2) unjust enrichment. The Delaware Derivative Action seeks unspecified damages from the Individual Defendants in favor of the Company and an order directing the Company to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures, among other forms of relief.

On October 28, 2022, the Company the Individual Defendants filed a motion to dismiss the Complaint. On January 20, 2023, in response to the motion to dismiss, the shareholder plaintiff filed an amended complaint (the “Amended Complaint”) alleging substantially similar claims and seeking the same relief. The Company’s and the Individual Defendants’ response to the Amended Complaint was filed on March 17, 2023.

The Company is unable at this time to determine whether the outcomes of this litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated:

	Years Ended December 31,
	2022	2021	2020

Net loss	$(113,565)	$(114,432)	$(98,581)

Weighted average shares of common stock outstanding, basic and diluted	74,723	63,101	52,457
Net loss per share of common stock, basic and diluted	$(1.52)	$(1.81)	$(1.88)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be antidilutive:

	Years Ended December 31,
	2022	2021	2020

Stock options	14,838	12,473	9,503
Warrants	14,971	1,705	1,705

8. INVENTORY, NET

Inventory, net consisted of the following:

	December 31, 2022	December 31, 2021

Work-in-process	$1,140	$—
Finish goods	91	—
Total inventory, net	$1,231	$—

Inventory is stated at the lower of cost and net realizable value and consists of work-in-progress and finished goods held for sale. The Company began capitalizing inventory costs following FDA approval of TZIELD in November 2022. As of December 31, 2022, inventory reserves of approximately $0.1 million were recorded for excess or obsolete inventory. No inventory reserves were recorded as of December 31, 2021. The Company currently uses a limited number of third-party CMOs to produce its inventory.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021

Accrued research and development expenses	$8,301	$7,156
Accrued compensation	7,294	4,023
Accrued commercial costs	2,256	840
Accrued professional fees	949	1,396
Accrued inventory costs	347	—
Accrued interest payable	215	—
Accrued sales allowances and related costs	177	—
Accrued royalty payable	136	—
Other accrued liabilities	1,080	231
Total accrued expenses and other current liabilities	$20,755	$13,646

10. FAIR VALUE OF ASSETS AND LIABILITIES

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

The following is a summary of assets and their related classifications under the fair value hierarchy:

	December 31, 2022
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents[1]	$39,895	$4,144	$—	$44,039
Investments in U.S. Treasury securities[2]	70,513	—	—	70,513
Investments in U.S. Government agency securities[2]	—	9,919	—	9,919
Investments in corporate debt securities[2]	—	40,532	—	40,532

	December 31, 2021
	Financial Instruments Carried at Fair Value
	Quoted prices in
	active markets	Significant other	Significant
	for identical items	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents [1]	$78,190	$—	$—	$78,190
Investments in corporate debt securities[2]	—	48,942	—	48,942

[1]	Cash and cash equivalents primarily includes investments in money market funds, U.S. Treasury Securities and investment-grade corporate debt securities with original maturities of 90 days or less
[2]	Investments in U.S. Treasury securities, U.S. Government agency securities and investment-grade corporate debt securities are classified as available for sale securities

11. STOCK OPTIONS

In 2017, the Company adopted the Provention Bio, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the Company’s Board of Directors may grant incentive stock options, nonqualified stock options and restricted stock to employees, officers, directors, consultants and advisors. As of December 31, 2022, there were options to purchase an aggregate of 12,489,652 shares of common stock outstanding under the 2017 Plan. Options issued under the 2017 Plan are exercisable for up to 10 years from the date of issuance.

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

In connection with the evergreen provisions of the 2017 Plan, the number of shares available for issuance under the 2017 Plan was increased by 7,186,283 shares, as determined by the board of directors under the provisions described above, effective as of January 1, 2023. As of December 31, 2022, there were 575,928 shares available for future grants.

In October 2020, the Company adopted the Provention Bio, Inc. 2020 Inducement Plan (the “2020 Inducement Plan”). Pursuant to the terms of the 2020 Inducement Plan, the Company may grant non-statutory stock options, stock appreciation rights, restricted stock unit awards and restricted stock for up to a total of 2,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. In May 2022, the Company amended its 2020 Inducement Plan to increase the number of shares available for issuance by 2,500,000 shares, increasing the total number of shares available for issuance under the plan to 4,500,000 shares. As of December 31, 2022, there were options to purchase 2,348,717 shares of common stock outstanding under the 2020 Inducement Plan and 2,151,283 shares available for future grants. Options issued under the 2020 Inducement Plan are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

Total stock-based compensation expense recognized for both employees and non-employees was as follows:

	Years Ended December 31,
	2022	2021	2020

General and administrative	$11,183	$7,462	$7,611
Research and development	7,845	4,377	5,612
Total stock-based compensation expense	$19,028	$11,839	$13,223

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

A summary of option activity for the years ended December 31, 2022 and 2021 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Underlying	Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value

Outstanding at December 31, 2020	9,503	$9.10	8.3 years
Granted	4,104	$7.37
Exercised	(19)	$2.50
Forfeited or expired	(1,115)	$9.76
Outstanding at December 31, 2021	12,473	$8.48	8.0 years
Granted	3,706	$4.83
Exercised	(566)	$2.75
Forfeited or expired	(775)	$8.83
Outstanding at December 31, 2022	14,838	$7.77	7.3 years	$53,687
Exercisable at December 31, 2022	7,617	$8.39	6.2 years	$24,804

The weighted average grant-date fair value of options granted during the year ended December 31, 2022 was $3.37 per share. As of December 31, 2022, there were approximately 1,235,000 unvested options subject to performance-based vesting criteria with approximately $7.1 million of unrecognized compensation expense. This expense will be recognized when each milestone becomes probable of occurring. In addition, as of December 31, 2022, there were approximately 5,986,000 unvested options outstanding subject to time-based vesting with approximately $23.3 million of unrecognized compensation expense which will be recognized over a period of 2.4 years.

Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the periods presented below were as follows:

	Years Ended December 31,
	2022	2021	2020

Cash proceeds from options exercised	$1,036	$48	$1,152
Aggregate intrinsic value of options exercised	$3,420	$239	$1,615

The Company uses the Black-Scholes option-pricing model to estimate the fair value of option awards with the following weighted-average assumptions for the period indicated:

	Years Ended December 31,
	2022	2021	2020

Exercise price	$4.83	$7.37	$12.87
Expected volatility	80%	81%	74%
Expected dividends	—	—	—
Expected term (in years)	6.1	6.1	6.2
Risk-free interest rate	2.16%	1.13%	0.59%

The weighted-average valuation assumptions were determined as follows:

●	Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●	Expected annual dividends: The estimate for annual dividends is 0%, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

●	Expected stock price volatility: The expected volatility used is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected volatility calculation.

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation, whereby the expected term is an average between the vesting period and contractual period due to the limited operating history. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis.

12. DEBT

On August 31, 2022 (the “Closing Date”), the Company entered into the Hercules LSA with certain financial institutions (the “Lenders”) and Hercules Capital, Inc., (“Hercules”). The Hercules LSA provides for up to $125.0 million of term loans in the aggregate, available to be funded in up to five tranches. The first tranche in an amount equal to $25.0 million was drawn on the Closing Date, for net proceeds of $23.7 million. The second tranche allowed the Company to draw up to $40.0 million upon FDA approval of TZIELD, which occurred on November 17, 2022. The second tranche was drawn, in the amount of $40.0 million, on February 2, 2023 for net proceeds of approximately $38.9 million. See Note 19 - Subsequent Events for further details. The third tranche in an amount of up to $10.0 million may be drawn if the second tranche has been borrowed, as well as achievement of certain milestones related to cumulative net product revenue and new net cash proceeds from various allowable transactions. The fourth tranche will be available to the Company in an aggregate amount of up to $35.0 million (less the actual funded amount, if any, for the third tranche), subject to satisfaction of specified conditions, including achievement of certain cumulative net product revenue-based milestones. The availability of the fifth tranche of up to $25.0 million is subject to the approval of the Lenders.

The term loans have an original scheduled maturity date of September 1, 2026 (the “Maturity Date”), which are to be extended for an additional year upon approval of TZIELD by the FDA (the “Approval Milestone”) and certain other conditions. The Company achieved the Approval Milestone in November 2022, and therefore the Maturity Date of the term loans was extended to September 1, 2027. The Company will make interest-only monthly payments of accrued interest without amortization of principal until September 1, 2025, which will be extended, (i) by six months if the Company achieves (x) the Approval Milestone prior to September 1, 2025 and (y) a performance milestone based on aggregate net product revenue on a trailing six-month basis, and (ii) by an additional six months if the interest-only period has previously been extended and the Company maintains compliance with the financial covenants, described below, through March 1, 2026. After the conclusion of the interest-only period, monthly installments of principal and interest will be paid through the Maturity Date.

The term loans bear interest at a per annum rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.70% and (ii) 8.20%. As of December 31, 2022, the interest rate was 10.20%. The Company paid Hercules a facility charge of approximately $0.2 million in respect of the funding of the first tranche of term loans. Each of the other tranches, if drawn, are subject to a facility charge, payable upon funding, equal to 0.75% of the principal amount of the amount of such tranche funded. On February 2, 2023, the Hercules LSA was amended, primarily to adjust the variable interest rate downward by 0.5%. See Note 19 - Subsequent Events for further details.

If the Company makes a prepayment on the term loans, it will be obligated to pay a prepayment charge, based on a percentage of the amount of term loans so prepaid, equal to: (i) 2.0%, if the prepayment occurs within the first 12 months following the Closing Date; (ii) 1.5% if the prepayment occurs more than 12 months, but on or prior to the date that is 24 months, following the Closing Date; and (iii) 1.0%, if the prepayment occurs more than 24 months following the Closing Date, but on or prior to the date that is 30 days prior to the Maturity Date. The Company is also obligated to pay an end of term charge of 6.60% of the principal amount so prepaid or repaid. No such charge is due in connection with certain refinancings of the Hercules LSA involving Hercules, the Lenders and their affiliates or as otherwise agreed in writing by Hercules and the Lenders. The Company’s obligations under the Hercules LSA are secured by a security interest in substantially all of its assets, other than intellectual property and subject to certain exceptions.

The Hercules LSA contains customary representations and warranties as well as certain financial covenants in term loan facilities of this type for similarly situated companies, including but not limited to liquidity, monthly revenue performance and market capitalization covenants. The Company was in compliance with all such covenants at December 31, 2022.

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

Fair market value of common stock	$5.35
Exercise price	$4.47
Expected volatility	89.2%
Expected dividends	—
Contractual term (in years)	7.0
Risk-free interest rate	3.59%

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

The following table presents the carrying value of the Company’s debt balance as of the periods indicated:

	December 31, 2022	December 31, 2021

Hercules LSA term loan	$25,000	$—
Debt discount and debt issuance costs, unamortized	(1,632)	—
End of term charge accretion	103	—
Debt, long-term	$23,471	$—

As of December 31, 2022, future principal payments of the Company’s debt balance, including the contractual end of term charge, for each of the fiscal years through maturity were as follows:

Year ending December 31,
2023	$—
2024	—
2025	3,640
2026	11,707
2027	11,303
Thereafter	—
$26,650

Interest expense during the periods presented below were as follows:

	Years Ending December 31,
	2022	2021	2020

Contractual interest expense	$790	$—	$—
Accretion of debt discount	169	—	—
Amortization of debt issuance costs	78	—	—
Total interest expense	$1,037	$—	$—

13. WARRANTS

In connection with the April 2017 sale of Series A Convertible Redeemable Preferred Stock, the Company issued warrants to MDB Capital Group, LLC (“MDB”), the placement agent, and its designees to purchase 558,740 shares of Series A Convertible Redeemable Preferred Stock with an exercise price of $2.50 per share with a seven-year term. Upon completion of its initial public offering (“IPO”) in July 2018, the warrants automatically became warrants for the purchase of 558,740 shares of the Company’s common stock. During the years ending December 31, 2022 and 2020, certain warrant holders from the Series A Offering elected to exercise warrants for an aggregate of 164,824 and 312,689 shares, respectively, on a cashless basis, resulting in the Company’s net issuance of 100,668 and 259,542 shares, respectively. No warrants from the Series A Offering were exercised during the year ending December 31, 2021. As of December 31, 2022, a total of 481,578 warrants have been exercised on a cashless basis.

In connection with the Company’s completion of its IPO, in July 2018, the Company issued to MDB, the underwriter in the IPO, and its designees warrants to purchase 1,596,956 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants have a five-year term. During the year ending December 31, 2020, certain warrant holders from the IPO elected to exercise warrants for an aggregate of 107,051 shares, on a cashless basis, resulting in the Company’s net issuance of 66,316 shares. No warrants from the IPO were exercised during the years ending December 31, 2022 and 2021. As of December 31, 2022, a total of 134,114 warrants have been exercised on a cashless basis.

In connection with the July 2022 Private Placement, the Company issued to certain institutional purchasers 13,318,535 warrants to acquire additional shares of the Company’s common stock. The warrants will expire five years from the closing date of the transaction, have an exercise price of $6.00 per share and are immediately exercisable upon issuance, subject to other limitations on exercise as described in the warrants. As of December 31, 2022, no warrants issued in connection with the July 2022 Private Placement have been exercised.

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

As of December 31, 2022, outstanding warrants consisted of the following:

	Number of Warrants	Weighted Average Exercise Price	Expiration Date

July 2022 Private Placement warrants	13,319	$6.00	July 13, 2027
IPO warrants	1,463	$5.00	July 3, 2023
Series A warrants	77	$2.50	April 25, 2024
Term Loan Warrants - 1st tranche	112	$4.47	September 15, 2029
Total	14,971	$5.87

14. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	December 31, 2022	December 31, 2021

Software	$1,643	$916
Leasehold improvements	838	838
Furniture and fixtures	149	149
Clinical equipment	72	76
Office equipment	35	35
Software in progress	489	417
	3,226	2,431
Less accumulated depreciation	(1,021)	(420)
Fixed assets, net	$2,205	$2,011

Depreciation expense was $0.6 million, $0.4 million and $33 thousand for the years ended December 31, 2022, 2021 and 2020 respectively.

15. INTANGIBLES, NET

Definite-lived Intangible Assets

As of December 31, 2022, the Company’s definite-lived intangible assets consisted of the milestones due to MacroGenics and certain third parties as a result of the FDA approval of TZIELD in November 2022. The Company began amortizing the TZIELD milestone intangible assets in November 2022, over TZIELD’s initial regulatory exclusivity period of 12 years. Amortization expense for these intangible assets during each of the next five years is estimated to be approximately $5.0 million per year.

A rollforward of the Company’s intangible assets for the year ended December 31, 2022 is as follows:

	December 31, 2021	Additions	Amortization	December 31, 2022

TZIELD milestones	$—	$60,188	$(627)	$59,561
Total	$—	$60,188	$(627)	$59,561

The Company did not have definite-lived intangible assets as of December 31, 2021. Amortization expense was $0.6 million for the year ended December 31, 2022. The Company had no amortization expense for the years ended December 31, 2021 and 2020.

16. LEASES

The Company’s lease portfolio consists of one office lease located in Red Bank, NJ. This lease is classified as an operating lease and has an initial term of 64 months from the lease commencement date, which began in October 2020. The Company has the option to renew or terminate the current term of a lease agreement at the end of the lease term. In its initial assessment of the lease term of the Red Bank, NJ office lease, the Company concluded that it is not reasonably certain to exercise the option to renew or terminate and therefore, this option was not considered in its lease assessment. The Company does not separate lease and non-lease components for all classes of underlying assets. The Company does not have any leases that contain residual value guarantees and the Company does not sublease any of its leased assets. The Company does not record leases with an initial lease term of one-year or less on its consolidated balance sheet. As of December 31, 2022, the Company has not entered into any short-term leases.

The components of lease expense from continuing operations were as follows:

	Year Ending December 31,
	2022	2021

Operating lease expense	$148	$148
Variable lease expense	37	25
Total lease expense	$185	$173

Supplemental balance sheet information related to leases are as follows:

	Classification	As of December 31, 2022	As of December 31, 2021

Operating leases
Lease right-of-use assets
Non-current	Operating lease right-of-use assets	$321	$373
Lease liabilities
Current	Accrued expenses and other current liabilities	$151	$125
Non-current	Operating lease liabilities, long-term	$439	$590

Weighted average remaining lease term
Operating leases		3.2 years	4.2 years

Weighted average discount rate
Operating leases		15.0%	15.0%

As of December 31, 2022, maturities of lease liabilities on an annual basis for the remaining years of the Company’s non-cancelable lease agreements were as follows:

Operating Leases

Year ending December 31,
2023	$227
2024	232
2025	238
2026	41
2027	—
Thereafter	—
Total lease payments	738
Less: present value discount	148
Present value of lease liabilities	$590

17. INCOME TAXES

The Company recorded no provision or benefit for federal income taxes, as the Company has incurred a net loss for all periods presented, and the Company has provided a full valuation allowance against its net deferred tax asset. The Company recorded a benefit from state income taxes of approximately $13.4 million, $1.0 million and $0.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The benefit from state income taxes solely reflects the reversal of valuation allowances previously recorded against the Company’s New Jersey State net operating losses (“NOLs”) that resulted from the Company’s sale of approximately $165.0 million, $11.9 million and $6.8 million of its New Jersey state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) during the years ended December 31, 2022, 2021 and 2020, for net cash proceeds of $13.4 million, $1.0 million and $0.5 million, respectively. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits, subject to a maximum lifetime benefit of $20.0 million. Under the Program, if the Company fails to use the net proceeds received from the Program for allowable expenditures or fails to maintain a headquarters or a base of operations in New Jersey during the five years following the date of closing, the Company may be subject to the recapture of up to the face value of the tax benefits.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $291.7 million, of which approximately $5.4 million will expire in varying amounts beginning in 2036. The balance of the Federal net operating loss carryforwards generated in 2018 and prospectively can be carried forward indefinitely. The Company has state NOLs in various jurisdictions of approximately $114.7 million, certain of which begin to expire beginning in 2031. The Company had federal and state research and development tax credit carryforwards, including orphan drug tax credits, of approximately $27.5 million at December 31, 2022.

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

The Company completed a Section 382 study through December 31, 2021. Based on the study, the Company experienced a Section 382 ownership change in June 2020, which imposes annual limitations on the use of the Company’s pre-ownership change NOL’s and research and development tax credit carryforwards. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. The Company determined that all pre-ownership change carryforwards are still available for utilization prior to their expiration. The Company intends to complete an updated Section 382 study through December 31, 2022 and does not anticipate the results of that study to have a material impact on the utilization of the Company’s NOL carry forwards and other tax attributes in future periods.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2022	2021	2020

Tax provision at statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(17.8)	(36.5)	(34.6)
Orphan drug credits	3.5	6.4	10
State income taxes, net of federal benefit	(4.2)	8.4	5.2
Sale of NJ net operating losses	8.3	0.7	0.4
Permanent items	0.2	—	(2.2)
Other	(0.5)	0.9	0.3
Effective tax rate	10.5%	0.9%	0.5%

The components of income tax benefit are as follows:

	Years Ended December 31,
	2022	2021	2020

Current:
Federal	$—	$—	$—
State	(13,392)	(1,000)	(523)
Deferred:
Federal	—	—	—
State	—	—	—
Income tax benefit	$(13,392)	$(1,000)	$(523)

The income tax benefit recognized for the years ended December 31, 2022, 2021 and 2020 represent the Company’s sale of its New Jersey state net operating losses for the 2018 through 2021 tax years, from which the Company realized $13.4 million, $1.0 million and $0.5 million, respectively.

Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2022	2021

Deferred tax assets:
NOL carryforward	$68,972	$70,050
Federal R&D and orphan drug credits	26,990	21,763
Capitalized R&D expenses pursuant to IRS Code Section 174	16,543	—
Equity compensation	10,889	7,892
Product licenses	796	1,828
Other	360	468
Total deferred tax assets	124,550	102,001
Less valuation allowance	(124,550)	(102,001)
Net deferred tax assets	$—	$—

The Company’s gross deferred tax assets of $124.6 million and $102.0 million at December 31, 2022 and 2021, respectively, primarily consist of net operating loss carryforwards for income tax purposes. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Due to the Company’s history of operating losses, it cannot be assured of generating taxable income and thereby realizing its net deferred tax assets. As such a full valuation allowance has been recorded. The Company has no uncertain tax positions at December 31, 2022. Since the Company is in a loss carryforward position, the Company is generally subject to United States federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. The Company has never been, nor is currently under audit. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense, however the Company has recorded no such expense to date.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174 (“Section 174”). The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses pursuant to Section 174 increased by $16.5 million.

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

18. RETIREMENT SAVINGS PLAN

The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the years ended December 31, 2022, 2021 and 2020 were $0.9 million, $0.6 million, and $0.2 million, respectively.

19. SUBSEQUENT EVENTS

On February 2, 2023, the Company received net proceeds of approximately $38.9 million from the full drawdown of the second tranche of funding under the Hercules LSA, which became available upon approval of the TZIELD BLA resubmission by the FDA. In connection with this funding, the Company issued to Hercules Term Loan Warrants to acquire 93,257 shares of the Company’s common stock at an exercise price of $8.56. Refer to Note 12 – Debt, for a full description of the terms of the Term Loan Warrants. Simultaneously with the drawdown of the second tranche of funding, the Company entered into a First Amendment to the Loan and Security Agreement (the “Amendment”), which restates the definition of “Term Loan Interest Rate” to mean, for any day, a per annum rate of interest equal to the greater of either (i) the prime rate as reported in the Wall Street Journal plus 2.20% and (ii) 8.20%.

On February 9, 2023, the Company elected to proceed with the closing of the Sanofi Securities Purchase Agreement, pursuant to which, on February 10, 2023, Sanofi purchased 2,712,497 shares of the Company’s common stock at a purchase price of approximately $12.90 per share, which was equal to 140% of the daily volume-weighted average price per share of the Company’s common stock for the five consecutive trading days prior to the closing date, for a total investment of $35.0 million.

On March 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sanofi S.A. (“Sanofi”) and Sanofi’s indirect wholly owned acquisition subsidiary under which Sanofi is to acquire the Company in a cash transaction for an approximate total equity value of $2.9 billion. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sanofi’s acquisition subsidiary will commence a tender offer to purchase all of the Company’s issued and outstanding shares of common stock in exchange for $25.00 per share, to the seller in cash, without interest and less applicable withholding of taxes. If certain conditions are satisfied and the tender offer closes, Sanofi would acquire any remaining shares of the Company’s common stock by a merger of Sanofi’s acquisition subsidiary with and into the Company.

